Form 10-Q
period 2000-12-31
PRO GLASS TECHNOLOGIES INC
filed 2001-05-15
CIK 1116677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                 FORM 10-Q SB/A

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter report ended December 31, 2000
                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from to ___________

                        Commission File number 000-31735

                          PRO GLASS TECHNOLOGIES, INC.
   (Exact name of small business issuer as registrant as specified in charter)

         Nevada                                    88-0231200
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

                 300-369 Queens Way Ave.,. Kelowna, B.C. V1Y8E64
                     (Address of principal executive office)

         Registrants telephone no., including area code (250) 762-8082


     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [ ] No [X] and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

    Class                              Outstanding as of  December 31, 2000
Common Stock, $0.001                               22,692,449

                                        i





                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                               Page

Item 1.       Consolidated Financial Statements                        1-2

              Consolidated Balance Sheets September 30, 2000
              And December 31, 2001                                    3-4

             Consolidated Statements of Operations  three months
             Ended December 31, 2000 and December 31, 1999             5

             Consolidated Statement of Stockholders Equity             6-7

             Consolidated Statements of Cash Flows  three months
             Ended December 31, 2000 and December 31, 1999             8

             Notes to Consolidated Financial Statements                9-15

Item 2.      Managements Discussion and Analysis and
             Result of  Operations                                     16




                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings                                         16

Item 2.       Changes in Security                                       16

Item 3.       Defaults Upon Senior Securities                           19

Item 4.       Submission of Matter to a Vote of                         16
              Securities Holders

tem 5.       Other Information                                          17

Item 6.       Exhibits and Reports on Form 8-K                          17

              Signatures                                                S-1






                                       ii



                          PART 1 FINANCIAL INFORMATION

                           Item 1. Financial Statement


     The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     The unaudited balance sheet of the Company as of December 31, 2000, and the related audited balance sheet of the Company as of September 30, 2000, the unaudited statement of operations and cash flows for the three months ended December 31, 2001 and the audited statements of stockholders equity for the period from September 1, 1998 through September 30, 2000 and the unaudited stockholders equity for the period October 1, 2000 through December 31, 2000 are attached hereto and incorporated herein by this reference.

     Operating results for the quarter ended December 31, 2000 are not necessarily indicative of the results that can be expected for the year ending September 30, 2001.




                          Pro Glass Technologies, Inc.
                 (Formerly Pro Glass Technologies, Inc. Canada)
                          Notes to Financial Statements
              For the Three Months Ended December 31, 2000 and 1999





                       350 E Street, Chula Vista, CA 91910
                     Tel: (619) 422-1348 Fax: (619) 422-1465
                                ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          ( A Professional Corporation)


Armando C. Ibarra,
C.P.A.
Members of the California Society of
Armando Ibarra, Jr.,
C.P.A.
Certified Public Accountants


To the Board of Directors of
Pro Glass Technologies, Inc.
(Formerly Pro Glass Technologies, Inc. Canada)
Bay 8, 3927 Edmonton Tr. N.E.
Calgary, Alberta T2E 6T1


                         INDEPENDENT ACCOUNTANTS REPORT


We have reviewed the accompanying balance sheets of Pro Glass Technologies, Inc. (Formerly Pro Glass Technologies, Inc. Canada) as of December 31, 2000 and 1999, and the related statements of operations, stockholders equity, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Pro Glass Technologies, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The information included in the accompanying schedules of general and administrative expenses is presented only for supplementary analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made to it.


 /S/ Armando C. Ibarra
Armando C. Ibarra, CPA
May 10, 2001




                        Pro Glass Technologies, Inc.
               (Formerly Pro Glass Technologies, Inc. Canada)
                               Balance Sheets
                                         ASSETS
                                    Three Months
                                       Ended       Year Ended
                                    December 31,  September 30,
                                       2000            2000
         Current Assets :
        Cash                           $ 71,730   $154,423
        Accounts receivable              44,804     64,815
        Other receivable                  1,049      1,049
        Due from Cal Alta               181,258    131,470
        Inventory                         8,000      2,667
         Earned discounts receivable     34,800     23,733
        Prepaid expenses                  2,326      6,719
        Income tax benefit               54,910     52,770
  Total Current Assets                  398,878    437,646
   Net Property & Equipment              16,149     14,547
  Other Assets:
        Investment in securities        150,000    150,000
        Net intangible assets           147,054    152,011
Total Other Assets                      297,054    302,011
     TOTAL ASSETS                      $712,081   $754,204





                          Pro Glass Technologies, Inc.
                 (Formerly Pro Glass Technologies, Inc. Canada)
                                 Balance Sheets
                       LIABILITIES & STOCKHOLDERS' EQUITY
                                                Three Months
                                                  Ended         Year Ended
                                               December 31,   September 30,
                                                   2000           2000
Current Liabilities:
      Accounts payable                             66,728      53,422
      GST collected                                 2,014       4,242
      Notes payable                                18,621      18,621
      Salary payable                                    0      40,000
Total Current Liabilities                          87,363     116,285
Stockholders' Equity:
       Common stock, ($0.001 par value,
       50,000,000 shares
       authorized; 22,692,449 shares
       issued and outstanding as of
       December 31, 2000 and September
       30, 2000, respectively)                     22,692      22,692
       Additional paid-in capital                 802,185     802,185
       Retained earnings                         (200,626)   (188,501)
       Foreign currency translation adjustment        467       1,543
Total Stockholders' Equity                        624,718     637,919
   TOTAL LIABILITIES
                 & STOCKHOLDERS' EQUITY           712,081     754,204










                           Pro Glass Technologies, Inc.
                  (Formerly Pro Glass Technologies, Inc. Canada)
                             Statements of Operations
                                    Three Months     Three Months
                                      Ended            Ended
                                    December 31,     December 31,
                                       2000              1999
         Revenues:
   Sales                        $      159,884 $      148,392
 Total Revenues                        159,884        148,392
 Cost of Sales:
   Glass & molding                      58,937         57,377
   Glass supplies                        2,154          3,981
   Sub. contractors                      9,598              0
   Depreciation                          5,763            876
Total Cost of Sales                     76,451         62,234
 GROSS PROFIT                           83,433         86,158
 Administrative Expenses                97,714        132,267
 OPERATING LOSS                        (14,281)       (46,109)
 Other Income (Expenses):
   Other income                             16              0
   Interest expense                          0          2,414
 Total Other Income (Expenses)              16          2,414
 NET LOSS BEFORE INCOME TAXES   $      (14,265) $     (43,695)
 INCOME TAX - BENEFIT                    2,140          6,554
 NET LOSS AFTER INCOME TAXES    $      (12,125) $     (37,141)
 BASIC LOSS PER SHARE           $      (0.001)  $      (0.002)
 WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING    22,692,449     17,202,002




         Pro Glass Technologies, Inc.
                (Formerly Pro Glass Technologies, Inc. Canada)
       Statement of Stockholders' Equity
                                            Common         Common     Additional
                                            Shares          Stock      Paid-in
                                                            Amount     Capital
   Common shares issued September 1, 1998
   for cash @ $.167 per share                564,000   $       564   $    93,350

   Operating loss September 30, 1998             -             -             -

   Balance, September 30, 1998               564,000           564        93,349

   Common shares issued October 1, 1998
   to F. Aiello @ $.02 per shares        15,000,000        15,000        256,605

 Common shares issued March 31, 1999
   for cash @ $ .068 a share               1,010,000         1,010        67,670

   Common shares issued July 31, 1999
   for cash @ $ .068 a share               1,140,000         1,140        76,380

  Contributed capital for services (note 8)        -             -        40,000

   Foreign currency translation adjustment         -             -             -

  Operating loss September 30, 1999                -             -             -

   Balance, September 30, 1999            17,714,000   $    17,714   $   534,004


 Recapitalization (note 1)                 3,000,000         3,000       (2,919)

Common shares issued December 7, 1999
   for services rendered @ $ .10 a share   1,247,049         1,247       122,459


 Common Shares issued January 11, 2000
   for services rendered @ $ .11 a share     350,000           350        36,860

 Common Shares issued April 3, 2000
   for cash @ $ .27 a share                  250,000           250        67,250

   Common Shares issued April 10, 2000
   for cash @ $ .34 a share                  121,400           121        41,171

   Common Shares issued June 14, 2000
   for cash @ $ .34 a share                   10,000            10         3,390


  Foreign currency translation adjustment          -             -             -

   Operating loss September 30, 2000               -             -             -

   Balance, September 30, 2000            22,692,449   $    22,692   $   802,185




                                             Retained
                                             Earnings
                                             (Deficit)      Total



   Common shares issued September 1, 1998
   for cash @ $.167 per share                 $       0    $  93,914

   Operating loss September 30, 1998            (61,769)     (61,769)

   Balance, September 30, 1998                  (61,769)      32,144

   Common shares issued October 1, 1998
  to F. Aiello @ $ .02 a share                        -      271,605

 Common shares issued March 31, 1999
   for cash @ $ .068 a share                          -       68,680

   Common shares issued July 31, 1999
   for cash @ $ .068 a share                          -       77,520

  Contributed capital for services (note 8)           -       40,000

   Foreign currency translation adjustment            -         (352)

  Operating loss September 30, 1999             (25,502)     (25,502)

   Balance, September 30, 1999                $ (87,271)   $ 464,095


 Recapitalization (note 1)                            -           81

Common shares issued December 7, 1999
   for services rendered @ $ .10 a share              -      123,706


 Common Shares issued January 11, 2000
   for services rendered @ $ .11 a share              -       37,180

 Common Shares issued April 3, 2000
   for cash @ $ .27 a share                           -      67,500

   Common Shares issued April 10, 2000
   for cash @ $ .34 a share                           -       41,292

   Common Shares issued June 14, 2000
   for cash @ $ .34 a share                           -        3,400


  Foreign currency translation adjustment             -        1,895

   Operating loss September 30, 2000           (101,230)    (101,230)

   Balance, September 30, 2000                $(188,501)   $ 637,919











         Pro Glass Technologies, Inc.
                (Formerly Pro Glass Technologies, Inc. Canada)
        Statement of Stockholders' Equity (continued)
                                              Common         Common   Additional
                                              Shares          Stock     Paid-in
                                                             Amount    Capital
Operating loss December 31, 2000                      -            -           -
   Foreign currency translation adjustment            -            -           -
   Balance, December 31, 2000                22,692,449   $   22,692   $ 802,185



                                              Retained
                                              Earnings
                                              (Deficit)    Total

Operating loss December 31, 2000               (12,125)     (12,125)
   Foreign currency translation adjustment           -       (1,076)
   Balance, December 31, 2000                $(200,626)   $ 624,718








                            Pro Glass Technologies, Inc.
                   (Formerly Pro Glass Technologies, Inc. Canada)
                              Statements of Cash Flows
                                               Three Months    Three Months
                                                  Ended            Ended
                                               December 31,     December 31,
                                                 2000                1999
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                  $ (12,125)   $ (37,141)
     Depreciation expense                          5,763          876
     Decrease / (increase)
     in accounts receivable                       19,619      (41,502)
    (Increase) in inventory                       (5,228)      (2,759)
     Decrease / (increase) in
    prepaid expenses                               4,307       (2,942)
    (Increase) in other assets                         0     (198,076)
    (Increase) in note receivable                      0         (436)
    (Increase) in provision for
     unearned discounts                          (10,850)     (28,759)
    (Increase) in investments                          0      (25,557)
    (Increase) in notes receivable               (48,813)      (1,749)
    (Increase) in income tax benefit              (2,140)     (13,487)
     Increase in accounts payable                 13,045       26,958
    (Decrease) in notes payable                  (41,400)           0
     Increase in taxes payable                         0        1,450
     Net Cash (used) by
     operating activities                        (77,823)    (323,124)
CASH FLOWS FROM INVESTING ACTIVITIES:
     (Increase) in investments                         0     (150,000)
      Acquisition of property
     & equipment                                  (2,361)     (16,462)
     Net cash (used) by investing activities      (2,361)    (166,462)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Common stock issued for cash                      0       18,961
     Additional paid-in capital                        0      491,266
     Net cash provided by
    financing activities                               0      510,227
    Effect of Exchange rate
    changes on cash                               (2,510)           0
    Net (decrease) / increase
    in cash                                      (82,693)      20,641
    Cash at beginning of year                    154,423        1,630
    Cash at end of year                        $  71,730    $  22,271





NOTE  1.  OPERATIONS AND DESCRIPTION OF BUSINESS

Organization

Pro Glass Technologies, Inc. was incorporated in Canada on December 15, 1997. On October 21, 1999 the Company entered into a recapitalization with Regan
Corporation (a Nevada Corporation). Ragen changed its name to Pro Glass Technologies, Inc., on October 25, 1999 and increased the authorized shares to 50,000,000 of $.001 par value common stock.

On October 21, 1999. Ragen Corporation and Pro Glass Technologies, Inc. completed an Agreement and Plan of Merger whereby Ragen issued 17,714,000 shares of its common stock in exchange for all of the outstanding common stock of Pro Glass. Immediately prior to the Agreement and Plan of Merger, Ragen had 3,000,000 shares of common stock issued and outstanding. The acquisition was accounted for as a recapitalization of Pro Glass because the shareholders of Pro Glass controlled Ragen after the acquisition. Therefore, Pro Glass was treated as the acquiring entity for accounting purposes and Ragen was the surviving entity for legal purposes.

The Company operates an auto glass repair and installation business.

NOTE  2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Basis of Accounting

The Company policy is to use the accrual method of accounting and to prepare and present financial statements in accordance with generally accepted accounting principles.

b.  Advertising Rights & Customer list

The Company has entered into an exclusivity contract with various companies. The exclusivity enables Pro Glass to be the only auto glass company to deliver advertisements to patrons homes. Cal Alta compiled a customer list over a 10-year period in the auto glass industry. The customer list enables Pro Glass to target customers based on historical data.

c.  Consolidation

The accompanying financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

d.  Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all investments with a maturity of three months or less to be cash equivalents.


NOTE  2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

e.  Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value, and consists of auto windshields and related materials. The Companys inventory is very consistent and not material.

f.  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

g.  Accounts Receivable-Trade

Accounts receivable-trade consists of the following at December 31, 2000 and 1999:

                                                          2000             1999
Accounts receivable                                      $44,804         $40,417
Allowance for doubtful accounts
                                                               0               0
Total                                                    $44,804         $40,417

Management considers accounts receivable as of December 31, 2000 to be fully collectible.

h.  Property and Equipment/Depreciation

Property and equipment are recorded at cost. Minor additions renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation and amortization is calculated using straight-line and accelerated methods for income tax purposes (five years for vehicles and equipment, and seven years for office furniture). Total depreciation for the three months ended 2000 and 1999 was $ 806 and $ 876, respectively. Amortization for the years ended 2000 and 1999 was $ 4,957 and $ 0, respectively.

i.  Revenue Recognition

The Company recognizes revenue from windshield repairs and replacements at the date the customers job is completed.



NOTE  2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

j.  Earnings Per Share

Earnings per share are provided in accordance with Statement of Financial Accounting Standards No.128 (FAS No. 128) Earnings Per Share. Due to the Companys simple capital structure, with only common stock outstanding, only basic earnings per share is presented. Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding.

k.  Leases

Rent expense for 2000 and 1999 was $ 8,900 and $ 7,275, respectively. The Company also leases a vehicle under operating lease expiring through July 2001. Lease expense for the vehicle for 2000 and 1999 was $ 3,299 and $ 2,401, respectively. At December 31, 2000, minimum annual rental commitments under the property non-cancelable lease were as follows:

                               Year Ending
                                  2001                $ 28,132
                                  2002                  28,132
                                  2003                  28,132
                                  2004                  28,132


l.  Income Taxes & Tax Reporting

Income taxes are provided in accordance with Statement of Financial accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards.

Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Income tax returns are reported to Canada and United States as required by regulated agencies.





NOTE  3.  INVESTMENT

This represents the Companys acquisition of 150,0000 shares of $ 1.00 preferred stock in Triad Industries, Inc. in exchange for the FAA Enterprises, Inc. note receivable of $ 131,379. The remaining balance of $ 18,261 is a note payable to FAA Enterprises, Inc. The Triad investment is recorded using the cost method. The Company shall reduce the fair value of the securities if the decrease is judged to be other than temporary. Thus, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write down shall be included in earnings. Subsequent increases in the fair value of securities shall be included as a separate component of equity. The investments in securities are recorded in accordance with Accounting Principles Board Options No. 18 (APB No. 18).


NOTE  4.  INCOME TAX BENEFIT

                   1998         Net Income / (Loss)                     (75,692)
                                                              -----------------
                   1998         Tax benefit carry forward                13,923
                              -------------------------------------------------
                   1999         Income tax benefit                        4,501
             ------------------------------------------------------------------
                   1999         Tax benefit carry forward                18,424
                              -------------------------------------------------
                   2000         Income tax benefit                       34,346
                              -------------------------------------------------
                   2001         Income tax benefit 1st quarter            2,140
                                                              -----------------
                                                              -----------------
                   2001         Tax benefit carry forward              $ 54,910
             -------------------------------------------------=================


NOTE  5.  SCHEDULE OF NET OPERATING LOSSES

                  1998         Net Operating Loss                     $ (75,692)
                              -------------------------------------------------
                  1999         Net Operating Loss                       (30,004)
                              -------------------------------------------------
                  2000         Net Operating Loss                      (135,576)
                              -------------------------------------------------
                  2001         Net Operating Loss 1st quarter           (12,125)
            ------------------------------------------------- -----------------
                                                              -----------------
                               Net Operating Loss                     $(253,397)
            ------------------------------------------------- =================

As of December 31, 2000, the Company has net operating loss carryforwards of approximately $ 253,397 which will expire through 2019.


NOTE  6. RELATED PARTY TRANSACTIONS

At December 31, 2000 the Corporation has an unsecured note payable to an officer/stockholder. FAA Enterprises, Inc. note receivable was received in exchange for 150,000 shares of $1.00 preferred stock in Triad Industries, Inc. The difference of $ 18,261 was recorded as a note payable.



NOTE  7.  PROPERTY & EQUIPMENT

A summary of property and equipment, and the related depreciation expense is as follows:

                                                      2000               1999
                                                     -------            -------


Office Equipment                                      $ 24,475         $ 19,238
Automobile                                               3,667            3,667
Total Office Equip. & Automobile                        28,087           23,031
Accumulated depreciation                               (11,993)
                                                                         (7,445)
Net Property and Equipment                            $ 16,149         $ 15,586

Depreciation Expense                                  $    806         $    876


NOTE  8. INTANGIBLE ASSETS

Intangible assets consist of the following:
           -
                                                  2000          1999


Advertising rights                              $ 108,333    $ 112,069

Customer list                                      83,333       86,207

    Less Accumulated Amortization                 (44,612)           0

                                                  $ 147,054  $ 198,276
                                  -=================== =====================

Advertising rights and customer list are being amortized on a straight-line basis over a ten-year period in accordance with APB 17. Intangible assets were acquired with the acquisition of Pro Glass Canada. The advertising rights are an exclusivity contract Pro Glass has to advertise to patrons homes. The customer list consists of clients compiled by Cal Alta of Canada over a ten-year period in the auto glass industry. This customer list along with the advertising rights gives Pro Glass a valuable resource in which they can identify potential clients to advertise to because the list provides a demographic of the Companys customers. In accordance with paragraph 6 of FASB 121 the Company expects that future cash flows will be more than the carrying amount of the assets; therefore no impairment loss is being recognized.



NOTE  9.  NOTE RECEIVABLE

The amount of $ 181,259 represents a receivable due to Pro Glass from Cal Alta (a related party) as of December 31, 2000. This amount was carried over from the merger between Pro Glass Canada and Pro Glass USA. Its an amount owed from Cal Alta which is a holding Company that is owned by an officer/stockholder. As of December 31, 2000 no interest or repayment schedule had been determined. Cal Alta has a $500,000 net asset value. Although Cal Alta is not generating income at the present time, their net value gives reason to believe that the receivable is fully collectable.


NOTE  10.  FOREIGN CURRENCY TRANSLATION

Accounting for Pro Glass Technologies, Inc. is conducted in Canadian currency. As per our audit we convert figures on a quarterly basis in accordance with FASB # 52. The functional currency is in Canadian. Balance sheets for 2000 and 1999 were translated at their respective year-end rates of $1.50 and $ 1.50, respectively. Statement of operations, general and administrative and cash flow financial statements were reported on the weighted average for each respective year as required by FASB # 52.


NOTE  11.  COMMON  STOCK

On September 1, 1998 the Company issued 564,000 shares of common stock for cash @ $ .167 per share. As of September 30, 1998 there were 564,000 shares of common stock outstanding. On October 1, 1998 the Company issued 15,000,000 shares of common stock to F. Aiello @ $ .02 a share. On March 31, 1999 the Company issued 1,010,000 shares of common stock for cash @ $ .068 a share. On July 31, 1999 the Company issued 1,140,000 shares of common stock for cash @ $ .068 a share. As of September 30, 1999 there were 17,714,000 shares of common stock outstanding. On October 21, 1999 (prior to the recapitalization) the Company had 3,000,000 shares of common stock outstanding. On December 7, 1999 the Company issued 1,247,049 shares of common stock for services rendered @ $ .10 a share. On January 11, 2000 the Company issued 350,000 shares of common stock for services rendered @ $ .11 a share. On April 3, 2000 the Company issued 250,000 shares of common stock for cash @ $ .27 a share. On April 10, 2000 the Company issued 121,400 shares of common stock for cash @ $ .34 a share. On June 14, 2000 the Company issued 10,000 shares of common stock for cash @ $ .34 a share. As of December 31, 2000 there were 22,692,449 shares of common stock outstanding.

15 million shares of common stock were issued to Frank Aiello (a related party) for the purchase of Pro Glass Technologies, Inc. Canada. A share price of $ .02 per share was determined by management to be market value of the business acquisition.

Management determines the per share price of each issuance on a transaction basis.


NOTE 12.  STOCKHOLDERS EQUITY

The stockholders equity section of the Company contains the following classes of capital stock as of December 31, 2000.

Common stock, $ 0.001 par value; 50,000,000 shares authorized; 22,692,449 and 21,961,049 shares issued and outstanding for 2000 and 1999, respectively.

NOTE  13.  ISSUANCE OF SHARES FOR SERVICES

The valuation of shares for services is based on the fair market value of services. The Company has elected to account for the stock option plan under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees, and related interpretations.

There were no shares of common stock issued for services to management and key employees for the three months ended December 31, 2000.




                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     As of December 31, 2000 the Company has $398,878 in total current assets and equity of $624,718 with which to pay its obligations. This gives the Company a comfortable 41/2 to 1working capital. The Company is involved in a best efforts financing in order to increase the Companys liquidity and capital resources.

Results of Operations

     For the three months ending December 31, 2000 the Company had a net loss of $(12,125). General and administrative expenses decreased $34,553 for the first quarter of 2000 compared to the same period of 2000. Depreciation and amortization also increased $4,887 for the first quarter 2000 when compared to the same period of 1999.

     The Company had revenues of $159,884 for the three months ended December 31, 2000 compared to $148,392 for the same period last year.

     The Company also had a $9,598 increase in subcontractor costs. This can be attributed to the increase in volume of sales at the Companys glass shops.

Sale of Common Capital Stock

         None.

                            PART II OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

         None.
                          ITEM 2. CHANGES IN SECURITIES

         None.

                     ITEM 3. DEFAULTS UPON SENIOR SECURITES

         None.

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         None.
                                       16

                            ITEM 5. OTHER INFORMATION


         None.



                       ITEM 6. EXHIBITS AND REPORTS ON 8-K


         a.       Form 10SBA filed by reference on October 10, 2000.










                                       17
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned hereto duly authorized.



                                                  Pro Glass Technologies, Inc.


Dated: May 14, 2001

                                                  By:/S/ Frank Aeillo
                                                         Frank Aiello
                                                         President
























                                                                  S-1