Form 10-Q/A
period 2000-12-31
PRO GLASS TECHNOLOGIES INC
filed 2001-05-15
CIK 1116677

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

     The unaudited balance sheet of the Company as of December 31, 2000, and the related audited balance sheet of the Company as of September 30, 2000, the unaudited statement of operations and cash flows for the three months ended December 31, 2000 and the audited statements of stockholders equity for the period from September 1, 1998 through September 30, 2000 and the unaudited stockholders equity for the period October 1, 2000 through December 31, 2000 are attached hereto and incorporated herein by this reference.

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




                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     As of December 31, 2000 the Company has $398,878 in total current assets and equity of $624,718 with which to pay its obligations. This gives the Company a comfortable 41/2 to 1 working capital ratio. The Company is involved in a best efforts financing in order to increase the Companys liquidity and capital resources.

Results of Operations

     For the three months ending December 31, 2000 the Company had a net loss of $(12,125). General and administrative expenses decreased $34,553 for the first quarter of 2000 compared to the same period of 1999. Depreciation and amortization also increased $4,887 for the first quarter 2000 when compared to the same period of 1999.

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