Form 10QSB
period 2001-03-31
PRO GLASS TECHNOLOGIES INC
filed 2001-05-16
CIK 1116677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-Q SB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter report ended March 31, 2001
                                       or

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

     Class                              Outstanding as of  March 31, 2001
Common Stock, $0.001                            22,692,449

                                        i





                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                                  Page

Item 1.                    Consolidated Financial Statements              1-2

                           Consolidated Balance Sheets March 31, 2001
                              And September 30, 2000                      3-4

                           Consolidated Statements of Operations  six months
                              Ended March 31, 2001 and September 30, 2000 5

                           Consolidated Statement of Stockholders Equity  6-7

                           Consolidated Statements of Cash Flows six months
                                Ended March 31, 2001and March 31, 2000    8

                           Notes to Consolidated Financial Statements     9-15

Item 2.                    Managements Discussion and Analysis and
                              Result of  Operations                       16




                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                              16-17

Item 2.                    Changes in Security                            17

Item 3.                    Defaults Upon Senior Securities                17

Item 4.                    Submission of Matter to a Vote of              17
                               Securities Holders

Item 5.                    Other Information                              17

Item 6.                    Exhibits and Reports on Form 8-K               17

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

     The unaudited balance sheet of the Company as of March 31, 2001, and the related audited balance sheet of the Company as of September 30, 2000, the unaudited statement of operations and cash flows for the six months ended March 31, 2001 and the audited statements of stockholders equity for the period from September 1, 1998 through September 30, 2000 and the unaudited stockholders equity for the period October 1, 2000 through March 31, 2001 are attached hereto and incorporated herein by this reference.

     Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that can be expected for the year ending September 30, 2001.


                                        1






                          Pro Glass Technologies, Inc.
                 (Formerly Pro Glass Technologies, Inc. Canada)
                          Notes to Financial Statements
                     For the Six Months Ended March 31, 2001





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


                         INDEPENDENT ACCOUNTANTS REPORT


We have reviewed the accompanying balance sheets of Pro Glass Technologies, Inc. (Formerly Pro Glass Technologies, Inc. Canada) as of March 31, 2001 and
September 30, 2000, and the related statements of operations, stockholders equity, and cash flows for the three and six months ended March 31, 2001 and 2000, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Pro Glass Technologies, Inc.

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


 ____________________________
Armando C. Ibarra, CPA
May 10, 2001


                      Pro Glass Technologies, Inc.
             (Formerly Pro Glass Technologies, Inc. Canada)
                             Balance Sheets
                                       ASSETS
                                                      Six Months
                                                        Ended        Year Ended
                                                      March 31,    September 30,
                                                        2001             2000
         Current Assets :
      Cash                                              $    259        $154,423
      Accounts receivable                                 38,646          64,815
      Other receivable                                     1,002           1,049
      Due from Cal Alta                                  138,840
      Inventory                                           11,975           2,667
      Earned discounts receivable                         38,217          23,733
      Prepaid expenses                                     5,827           6,719
      Income tax benefit                                  78,881          52,770

Total Current Assets                                     313,647
 Net Property & Equipment                                 16,864          14,547
Other Assets:
      Investment in securities                           150,000
      Net intangible assets                              133,552
Total Other Assets                                       283,552
   TOTAL ASSETS                                         $614,063        $754,204








                            Pro Glass Technologies, Inc.
                   (Formerly Pro Glass Technologies, Inc. Canada)
                                   Balance Sheets
                         LIABILITIES & STOCKHOLDERS' EQUITY
                                                        Six Months
                                                          Ended       Year Ended
                                                        March 31,  September 30,
                                                           2001          2000
Current Liabilities:
      Accounts payable                                     58,894        53,422
      GST collected                                             0         4,242
      Notes payable                                        15,291        18,621
      Salary payable                                            0        40,000

Total Current Liabilities                                  74,185       116,285
Stockholders' Equity:
       Common stock, ($0.001 par value,
       50,000,000 shares
       authorized; 22,692,449 shares
       issued and outstanding as of
       March 31, 2001 and September
       30, 2000, respectively)                             22,692        22,692
       Additional paid-in capital                         802,185       802,185
       Retained earnings                                 (287,582)     (188,501)
       Foreign currency translation adjustment              2,583         1,543
Total Stockholders' Equity
                                                          539,878       637,919

   TOTAL LIABILITIES
                 & STOCKHOLDERS' EQUITY                   614,063       754,204





               Pro Glass Technologies, Inc.
      (Formerly Pro Glass Technologies, Inc. Canada)
                 Statements of Operations
                                                  Six Months        Six Months
                                                    Ended             Ended
                                                  March 31,         March 31,
                                                      2001              2000
 Revenues:
   Sales                                        $    258,464       $    263,786
 Total Revenues                                      258,464            263,786
 Cost of Sales:
   Glass & molding                                   104,851            111,474
   Glass supplies                                      5,248              3,981
   Sub. contractors                                   20,151              7,450
   Depreciation & amortization                        12,038              1,752
 Total Cost of Sales                                 142,288            124,657
 GROSS PROFIT                                        116,176            139,129
 Administrative Expenses                             241,345            211,400
OPERATING LOSS                                      (125,169)           (72,271)
 Other Income (Expenses):
   Other income                                           16              2,414
   Interest expense                                      (39)                 0
 Total Other Income (Expenses)                           (23)             2,414
 NET LOSS BEFORE INCOME TAXES                   $   (125,192)      $    (69,857)
 INCOME TAX - BENEFIT                                 26,111             10,478
 NET LOSS AFTER INCOME TAXES                    $    (99,081)      $    (59,379)
 BASIC LOSS PER SHARE                           $      0.000       $      0.000
 WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING                  22,692,449         18,655,817


                                                    Three Months    Three Months
                                                      Ended           Ended
                                                    March 31,        March 31,
                                                     2001             2000
 Revenues:
   Sales                                        $     98,580       $    115,394
 Total Revenues                                       98,580            115,394
 Cost of Sales:
   Glass & molding                                    45,914             54,097
   Glass supplies                                      3,094                  0
   Sub. contractors                                   10,553              7,450
   Depreciation & amortization                         6,275                876
 Total Cost of Sales                                  65,836             62,423
 GROSS PROFIT                                         32,744             52,971
 Administrative Expenses                             143,631             79,133
OPERATING LOSS                                      (110,887)           (26,162)
 Other Income (Expenses):
   Other income                                            0                  0
   Interest expense                                      (39)                 0
 Total Other Income (Expenses)                           (39)                 0
 NET LOSS BEFORE INCOME TAXES                   $   (110,926)      $    (26,162)
 INCOME TAX - BENEFIT                                 23,971              3,924
 NET LOSS AFTER INCOME TAXES                    $    (86,955)      $    (22,238)
 BASIC LOSS PER SHARE                           $      0.000       $      0.000
 WEIGHTED AVERAGE NUMBER OF
       COMMON SHARES OUTSTANDING                  22,692,449         22,272,587






                          Pro Glass Technologies, Inc.
                 (Formerly Pro Glass Technologies, Inc. Canada)
                        Statement of Stockholders' Equity
                                             Common         Common    Additional
                                             Shares          Stock    Paid-in
                                                            Amount     Capital
   Common shares issued September 1, 1998
   for cash @ $.167 per share                   564,000   $      564   $ 93,350

   Operating loss September 30, 1998                  -            -          -

Balance, September 30, 1998                     564,000          564     93,349
   Common shares issued October 1, 1998
   to F. Aiello @ $ .02 a share              15,000,000       15,000    256,605

   Common shares issued March 31, 1999
   for cash @ $ .068 a share                  1,010,000        1,010     67,670

Common shares issued July 31, 1999
   for cash @ $ .068 a share                  1,140,000        1,140     76,380

Contributed capital for services (note 8)             -            -     40,000

   Foreign currency translation adjustment            -            -          -

   Operating loss September 30, 1999                  -            -          -

   Balance, September 30, 1999               17,714,000   $   17,714   $534,004

   Recapitalization (note 1)                  3,000,000        3,000     (2,919)

   Common shares issued December 7, 1999
   for services rendered @ $ .10 a share      1,247,049        1,247    122,459

   Common shares issued January 11, 2000
   for services rendered @ $ .11 a share       3560,000          350     36,830

   Common shares issued April 3, 2000
   for cash @ $ .27 a share                     250,000          250     67,250

   Common shares issued April 10, 2000
   for cash @ $ .34 a share                     121,400          121     41,171

   Common shares issued June 14, 2000
   for cash @ $ .34 a share                      10,000           10      3,390

   Foreign currency translation adjustment            -            -          -

   Operating loss September 30, 2000                  -            -          -

   Balance, September 30, 2000               22,692,449   $   22,692   $802,185






                                             Retained      Total
                                             Earnings


   Common shares issued September 1, 1998
   for cash @ $.167 per share                   $    -    $  93,914

   Operating loss September 30, 1998           (61,769)     (61,769)

Balance, September 30, 1998                    (61,769)      32,144
   Common shares issued October 1, 1998
   to F. Aiello @ $ .02 a share                      -      271,605

   Common shares issued March 31, 1999
   for cash @ $ .068 a share                         -       68,680

Common shares issued July 31, 1999
   for cash @ $ .068 a share                         -       77,520

Contributed capital for services (note 8)            -       40,000

   Foreign currency translation adjustment           -         (352)

   Operating loss September 30, 1999           (25,502)     (25,502)

   Balance, September 30, 1999               $ (87,271)   $ 464,095

   Recapitalization (note 1)                         -           81

   Common shares issued December 7, 1999
   for services rendered @ $ .10 a share             -      123,706

   Common shares issued January 11, 2000
   for services rendered @ $ .11 a share             -       37,180

   Common shares issued April 3, 2000
   for cash @ $ .27 a share                          -       67,500

   Common shares issued April 10, 2000
   for cash @ $ .34 a share                          -       41,292

   Common shares issued June 14, 2000
   for cash @ $ .34 a share                          -        3,400

   Foreign currency translation adjustment           -        1,895

   Operating loss September 30, 2000          (101,230)    (101,230)

   Balance, September 30, 2000               $(188,501)   $ 637,919




         Pro Glass Technologies, Inc.
                (Formerly Pro Glass Technologies, Inc. Canada)
        Statement of Stockholders' Equity (continued)
                                            Common         Common     Additional
                                            hares          Stock      Paid-in
                                                            Amount     Capital
   Operating loss March 31, 2001                   -            -            -
Foreign currency translation adjustment            -            -            -

 Balance, March 31, 2001                  22,692,449   $   22,692   $  802,185



                                            Retained    Total
                                            Earnings

 Operating loss March 31, 2001              (99,081)     (99,081)

Foreign currency translation adjustment           -        1,040

 Balance, March 31, 2001                   $(287,582)   $ 539,878





               Pro Glass Technologies, Inc.
      (Formerly Pro Glass Technologies, Inc. Canada)
                 Statements of Cash Flows
                                            Six Months     Six Months
                                              Ended          Ended
                                              March 31,     March 31,
                                                2001           2000
      CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                               $ (99,081)   $ (59,379)
      Depreciation &
      amortization expense                      12,038        1,752
     (Increase) / decrease in
      accounts receivable                       27,078      (47,227)
     (Increase) in inventory                    (9,614)      (2,759)
     (Increase) / decrease in
     prepaid expenses                              921       (2,712)
     (Increase) / decrease in
     other assets                                8,826     (198,076)
     (Increase) / decrease in
     notes receivable                           (7,612)      (2,185)
     (Increase) in provision
     for unearned discounts                    (14,960)     (38,138)
     (Increase) in investments                       0      (25,557)
     (Increase) in income tax benefit          (26,111)     (17,411)
      Increase / (decrease) in
      accounts payable                           5,652       69,404
     (Decrease) in notes payable               (49,137)           0
      Increase / (decrease) in
      taxes payable                                  0          285
     Net Cash provided (used) by operating    (152,000)    (322,003)
activities
CASH FLOWS FROM INVESTING ACTIVITIES:
     (Increase) in investments
      in securities                                  0     (150,000)
      Acquisition of
      property & equipment                      (4,587)     (16,462)
     Net cash (used) by
    investing activities                        (4,587)    (166,462)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Common stock                                    0       19,311
     Paid-in capital                                 0      528,096
     Net cash provided by
     financing activities                            0      547,407
    Effect of exchange rate
    changes on cash                              2,423            0
    Net increase (decrease) in cash           (154,164)      58,942
    Cash at beginning of year                  154,423        1,630
    Cash at end of year                      $     259    $  60,572
SUPPLEMENTAL  CASH FLOW DISCLOSURES:
     Cash paid during year for interest      $      39    $       0

                                              Three Months   Three Months
                                                Ended         Ended
                                               March 31,      March 31,
                                                2001           2000



CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                 $(86,955)   $(22,238)
      Depreciation &
      amortization expense                        5,763         876
     (Increase) / decrease in
     accounts receivable                          6,409      (5,725)
     (Increase) in inventory                     (4,106)          0
     (Increase) / decrease in
      prepaid expenses                           (3,616)        230
     (Increase) / decrease in
      other assets                                8,826           0
     (Increase) / decrease in
     notes receivable                            43,814           0
     (Increase) in provision for
     unearned discounts                          (3,529)     (9,379)
     (Increase) in investments                        0           0
     (Increase) in income tax benefit           (24,760)     (3,924)
      Increase / (decrease) in
       accounts payable                          42,446
     (Decrease) in notes payable                 (5,520)          0
      Increase / (decrease) in
     taxes payable                                    0      (1,165)
     Net Cash provided (used) by operating      (71,765)      1,121
activities
CASH FLOWS FROM INVESTING ACTIVITIES:
     (Increase) in investments in securities          0           0
      Acquisition of property & equipment        (2,100)          0
     Net cash (used) by investing activities     (2,100)          0
CASH FLOWS FROM FINANCING ACTIVITIES:
     Common stock                                     0         350
     Paid-in capital                                  0      36,830
     Net cash provided by
     financing activities                             0      37,180
    Effect of exchange rate
     changes on cash                              2,394           0
    Net increase (decrease) in cash             (71,471)     38,301
    Cash at beginning of year                    71,730      22,271
    Cash at end of year                        $    259    $ 60,572
SUPPLEMENTAL  CASH FLOW DISCLOSURES:
     Cash paid during year for interest        $     39    $      0













NOTE  1.  OPERATIONS AND DESCRIPTION OF BUSINESS

Organization

Pro Glass Technologies, Inc. was incorporated in Canada on December 15, 1997. On October 21, 1999 the Company entered into a recapitalization with Ragen
Corporation (a Nevada Corporation). Ragen changed its name to Pro Glass Technologies, Inc., on October 25, 1999 and increased the authorized shares to 50,000,000 of $.001 par value common stock.

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

g.  Accounts Receivable-Trade

Accounts receivable-trade consists of the following at March 31, 2001:

                                                                           2000
Accounts receivable                                                      $38,646
Allowance for doubtful accounts
                                                                               0
Total                                                                    $38,646

Management considers accounts receivable as of March 31, 2001 to be fully collectible.

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

k.  Leases

Rent expense for March 31, 2001 was $ 17,917. The Company also leases a vehicle under operating lease expiring through July 2001. Lease expense for the vehicle as of March 31, 2001 and 2000 was $ 6,641 and $ 2,401, respectively. At March 31, 2001, minimum annual rental commitments under the property non-cancelable lease were as follows:

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


NOTE  4.  INCOME TAX BENEFIT

                   1998         Net Income / (Loss)                     (75,692)
                                                              -----------------
                   1998         Tax benefit carry forward                13,923
                              -------------------------------------------------
                   1999         Income tax benefit                        4,501
             ------------------------------------------------------------------
                   1999         Tax benefit carry forward                18,424
                              -------------------------------------------------
                   2000         Income tax benefit                       34,346
                              -------------------------------------------------
                   2001         Income tax benefit 1st quarter            2,140
                              -------------------------------------------------
                   2001         Income tax benefit 2nd quarter           23,971
                                                              -----------------
                                                              -----------------
                   2001         Tax benefit carry forward              $ 78,881
             -------------------------------------------------=================

NOTE  5.  SCHEDULE OF NET OPERATING LOSSES

                  1998         Net Operating Loss                     $ (75,692)
                              -------------------------------------------------
                  1999         Net Operating Loss                       (30,004)
                              -------------------------------------------------
                  2000         Net Operating Loss                      (135,576)
                              -------------------------------------------------
                  2001         Net Operating Loss 1st quarter           (12,125)
                              -------------------------------------------------
                  2001         Net Operating Loss 2nd quarter           (86,955)
            ------------------------------------------------- -----------------
                                                              -----------------
                               Net Operating Loss                     $(340,352)
            ------------------------------------------------- =================

As of March 31, 2001, the Company has net operating loss carryforwards of approximately $ 340,352 which will expire through 2019.

NOTE  6. RELATED PARTY TRANSACTIONS

At March 31, 2001 the Corporation has an unsecured note payable to an officer/stockholder. FAA Enterprises, Inc. note receivable was received in exchange for 150,000 shares of $1.00 preferred stock in Triad Industries, Inc. The difference of $ 18,261 was recorded as a note payable. As of March 31, 2001 there is a balance of $ 15,291 outstanding.


NOTE  7.  PROPERTY & EQUIPMENT

A summary of property and equipment, and the related depreciation expense is as follows:

                                                       2001              1999

Office Equipment                                      $ 24,185         $ 22,059
Automobile                                               5,514            3,667
Total Office Equip. & Automobile                        29,599           25,726
Accumulated depreciation                               (12,736)
                                                                        (11,178)
Net Property and Equipment                            $ 16,864         $ 14,547

Depreciation Expense                                  $  2,124         $  3,973


NOTE  8. INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                         2001             2000

Advertising rights                                     $ 103,503      $ 108,333
                                  ---------------------------------------------
                                  ---------------------------------------------
Customer list                                             79,618         83,333
                                  ---------------------------------------------
    Less Accumulated Amortization                        (49,569)       (39,655)
                               ------------------- -----------------------------
                               ------------------- -----------------------------
                                                       $ 133,552      $ 152,011
     ----------------------------------------==================================

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


NOTE  11.  COMMON  STOCK

On September 1, 1998 the Company issued 564,000 shares of common stock for cash @ $ .167 per share. As of September 30, 1998 there were 564,000 shares of common stock outstanding. On October 1, 1998 the Company issued 15,000,000 shares of common stock to F. Aiello @ $ .02 a share. On March 31, 1999 the Company issued 1,010,000 shares of common stock for cash @ $ .068 a share. On July 31, 1999 the Company issued 1,140,000 shares of common stock for cash @ $ .068 a share. As of September 30, 1999 there were 17,714,000 shares of common stock outstanding. On October 21, 1999 (prior to the recapitalization) the Company had 3,000,000 shares of common stock outstanding. On December 7, 1999 the Company issued 1,247,049 shares of common stock for services rendered @ $ .10 a share. On January 11, 2000 the Company issued 350,000 shares of common stock for services rendered @ $ .11 a share. On April 3, 2000 the Company issued 250,000 shares of common stock for cash @ $ .27 a share. On April 10, 2000 the Company issued 121,400 shares of common stock for cash @ $ .34 a share. On June 14, 2000 the Company issued 10,000 shares of common stock for cash @ $ .34 a share. As of March 31, 2001 there were 22,692,449 shares of common stock outstanding.

15 million shares of common stock were issued to Frank Aiello (a related party) for the purchase of Pro Glass Technologies, Inc. Canada. A share price of $ .02 per share was determined by management to be market value of the business acquisition.

Management determines the per share price of each issuance on a transaction basis.


NOTE 12.  STOCKHOLDERS EQUITY

The stockholders equity section of the Company contains the following classes of capital stock as of March 31, 2001.

Common stock, $ 0.001 par value; 50,000,000 shares authorized; 22,692,449 shares issued and outstanding for 2001 and 1999, respectively.


NOTE  13.  ISSUANCE OF SHARES FOR SERVICES

The valuation of shares for services is based on the fair market value of services. The Company has elected to account for the stock option plan under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees, and related interpretations.

There were no shares of common stock issued for services to management and key employees for the six months ended March 31, 2001.


                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     As of December 31, 2000 the Company has $398,878 in total current assets and equity of $624,718 with which to pay its obligations. This gives the Company a comfortable 41/2 to 1working capital ratio. The Company is involved in a best efforts financing in order to increase the Companys liquidity and capital resources.

     As of March 31, 2001 the Company has $313,647 in total current assets and equity of $539,878 with which to pay its obligations. This gives the Company a comfortable 41/4 to 1working capital ratio. The Company is involved in a best efforts financing in order to increase the Companys liquidity and capital resources.

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


     For the six months ending March 31, 2001 the Company had a net loss of $(86,955). General and administrative expenses increased $64,698 for the second quarter of 2001 compared to the same period of 2000. Depreciation and amortization also increased $5,399 for the second quarter 2001 when compared to the same period of 2000.

     The Company had revenues of $98,580 for the six three months ended March 31, 2001 compared to $115,394 for the same period last year.

     For the six months ended March 31, 2001 the Company has a net loss of $(99,081) compared to a net loss of $(69,857) compared to the same period of 2000. General administrative charges have increased $29,945 for the first six months of the year compared to the same period last year. This can largely be attributed to the Company applying to be on a full reporting stock exchange. Depreciation and amortization are also
                                                                  16
up approximately $10,000. This is due to the amortization of the advertising rights and customer lists. Subcontractors fees also were up approximately $12,500 compared to the same period of last year.

     The Company had revenues of $258,464 for the first six months of 2001 compared to $263,786 for the same period of last year.

Sale of Common Capital Stock

         None.

                            PART II OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

         None.
                          ITEM 2. CHANGES IN SECURITIES

         None.

                     ITEM 3. DEFAULTS UPON SENIOR SECURITES

         None.

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         None.

                            ITEM 5. OTHER INFORMATION


         None.



                       ITEM 6. EXHIBITS AND REPORTS ON 8-K


         a.       Form 10QSB filed by reference on May 15, 2001.
         b.       Form 10SB/A filed by reference on February 26, 2001




                                       17

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned hereto duly authorized.



                                               Pro Glass Technologies, Inc.


Dated: May 16, 2001

                                               By/S/ Frank Aiello
                                                 Frank Aiello
                                                 President
























                                                                  S-1