Form 10QSB
period 2001-06-30
PRO GLASS TECHNOLOGIES INC
filed 2001-08-13
CIK 1116677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-Q SB

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter report ended June 30, 2001
                                       or

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

                 300-369 Queens Way Ave., Kelowna, B.C. V1Y8E64
                     (Address of principal executive office)

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

      Class                            Outstanding as of  June 30, 2001
Common Stock, $0.001                             22,692,449

                                        i





                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                               Page

Item 1.                    Consolidated Financial Statements             1-3

                           Consolidated Balance Sheets June 30, 2001
                              And September 30, 2000                     4-5

                           Consolidated Statements of Operations   nine months
                              Ended June 30, 2001 and September 30, 2000   6

                           Consolidated Statement of Stockholders Equity  7-8

                           Consolidated Statements of Cash Flows  nine months
                                Ended March 31, 2001and March 31, 2000     9

                           Notes to Consolidated Financial Statements    10-16

Item 2.                    Managements Discussion and Analysis and
                              Result of  Operations                         17




                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                               17

Item 2.                    Changes in Security                             17

Item 3.                    Defaults Upon Senior Securities                 17

Item 4.                    Submission of Matter to a Vote of               18
                               Securities Holders

Item 5.                    Other Information                               18

Item 6.                    Exhibits and Reports on Form 8-K                18

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

     The unaudited balance sheet of the Company as of March 31, 2001, and the related audited balance sheet of the Company as of September 30, 2000, the unaudited statement of operations and cash flows for the nine months ended June 30, 2001 and the audited statements of stockholders equity for the period from September 1, 1998 through September 30, 2000 and the unaudited stockholders equity for the period October 1, 2000 through June 30, 2001 are attached hereto and incorporated herein by this reference.

     Operating results for the quarter ended June 30, 2001 are not necessarily indicative of the results that can be expected for the year ending September 30, 2001.










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



                                          INDEPENDENT ACCOUNTANTS REPORT


We have reviewed the accompanying balance sheets of Pro Glass Technologies, Inc. (Formerly Pro Glass Technologies, Inc. Canada) as of June 30, 2001 and September 30, 2000, and the related statements of operations, stockholders equity, and cash flows for the three and nine months ended June 30, 2001 and 2000, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Pro Glass Technologies, Inc.

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




____________________________

Armando C. Ibarra, CPA

August 3, 2001












                                                                   1
                      Pro Glass Technologies, Inc.
-            (Formerly Pro Glass Technologies, Inc. Canada)
                             Balance Sheets
                                      ASSETS
                           Nine Months
                           Ended        Year Ended
                           June 30,     September 30,
                             2001           2000
Current Assets :
Cash                         32,431    154,423
Accounts receivable          69,813     64,815
Other receivable                  0      1,049
Due from Cal Alta           129,661    131,470
Due from FAA                  4,419          0
Inventory                     9,244      2,667
Earned discount receivable    3,566     23,733
Prepaid expenses              3,624      6,719
Income tax benefit           83,382     52,770
Total Current Assets        336,140    437,646
Net Property & Equipment     20,704     14,547
Other Assets:
Investment in securities    150,000    152,011
Total Other Assets          285,306    302,011

TOTAL ASSETS               $642,150   $754,204



                         Pro Glass Technologies, Inc.
                  (Formerly Pro Glass Technologies, Inc. Canada)
                                  Balance Sheets
                         LIABILITIES & STOCKHOLDERS' EQUITY
                               Nine Months
                                 Ended      Year Ended
                               June 30,     September 30,
                                2001          2000
Current Liabilities:
Accounts payable                  87,918      53,422
GST collected                      7,000       4,242
Notes payable                          0      18,621
Salary payable                         0      40,000
Total Current Liabilities
                                  94,918     116,285
Stockholders' Equity:
Common stock, ($0.001 par
value, 50,000,000 shares
authorized; 22,692,449 shares
issued and outstanding as of
June 30, 2001 and September
30, 2000, respectively)           22,692      22,692
Additional paid-in capital
                                 802,185     802,185
Retained earnings               (279,331)   (188,501)
Foreign currency
translation adjustment             1,686       1,543
Total Stockholders' Equity
                                 547,232     637,919
TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY          $642,150    $754,204



            Pro Glass Technologies, Inc.
   (Formerly Pro Glass Technologies, Inc. Canada)
               Statements of Operations


                                      Nine months      Nine months
                                         ended           ended
                                        June 30         June 30
                                         2001            2000

Revenues:
Sales                              $    496,847    $    542,963    $
Total Revenues                          496,847         542,963
Cost of Sales:
Glass & molding                         209,910         233,292
Glass supplies                           12,306           3,981
Sub. contractors                         28,855          22,758
Depreciation & amortization              18,382           4,380
Total Cost of Sales                     269,453         256,050
GROSS PROFIT                            227,394         286,913
Administrative Expenses                 348,813         303,451
OPERATING LOSS                         (121,419)        (16,538)
Other income                                 16           2,414
Interest expense                            (39)            (41)
Total Other Income (Expenses)               (23)          2,373
NET LOSS BEFORE INCOME TAXES       $   (121,442)   $    (14,165)
INCOME TAX - BENEFIT / (EXPENSE)         30,612             305
NET LOSS AFTER INCOME TAXES        $    (90,830)   $    (13,860)
BASIC LOSS PER SHARE               $     (0.004)   $       0.000
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING            22,692,449      20,693,978



                                      Three months     Three months
                                         ended            ended
                                        June 30          June 30
                                        2001              2000

Revenues:
Sales                              $    238,383    $    279,177
Total Revenues                          238,383         279,177
Cost of Sales:
Glass & molding                         105,059         121,818
Glass supplies                            7,058          (3,981)
Sub. contractors                          8,704          15,308
Depreciation & amortization               6,344          (1,752)
Total Cost of Sales                     127,165         131,393
GROSS PROFIT                            111,218         147,784
Administrative Expenses                 107,468          92,051
OPERATING LOSS                            3,750          55,733
Other Income (Expenses):
Other income                                  0               0
Interest expense                              0             (41)
Total Other Income (Expenses)                 0             (41)
NET LOSS BEFORE INCOME TAXES       $      3,750    $     55,692
INCOME TAX - BENEFIT / (EXPENSE)           (563)         (8,923)
NET LOSS AFTER INCOME TAXES        $      3,187    $     46,769
BASIC LOSS PER SHARE               $      0.000    $      0.002
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING            22,692,449      20,693,978










        Pro Glass Technologies, Inc.
               (Formerly Pro Glass Technologies, Inc. Canada)
     Statement of Stockholders' Equity


                                              Common       Common
                                              Shares       Stock
                                                           Amount

Common shares issued September 1, 1998
for cash @ $.167 per share                     564,000   $      564

Operating loss September 30, 1998                  -            -

Balance, September 30, 1998                    564,000          564

Common shares issued October 1, 1998
to F. Aiello @ $ .02 a share                15,000,000       15,000

Common shares issued March 31, 1999
for cash @ $ .068 a share                    1,010,000        1,010

Common shares issued July 31, 1999
for cash @ $ .068 a share                    1,140,000        1,140

Contributed capital for services (note 8)          -            -

Foreign currency translation adjustment            -            -

Operating loss September 30, 1999                  -            -

Balance, September 30, 1999                 17,714,000   $   17,714


Recapitalization (note 1)                    3.000.000        3,000


Common shares issued December 7, 1999
for services rendered @ $ .10 a share        1,247,049        1,247

Common shares issued January 11, 2000
for services rendered @ $ .11 a share          350,000          350

Common shares issued April 3, 2000
for cash @ $ .27 a share                       250,000          250

Common shares issued April 10, 2000
for cash @ $ .34 a share                       121,400          121

Common shares issued June 14, 2000
for cash @ $ .34 a share                        10,000           10

Foreign currency translation adjustment            -            -

Operating loss September 30, 2000                  -            -

Balance, September 30, 2000                 22,692,449   $   22,692






                                           Additional       Retained    Total
                                           Paid in           Earnings
                                           Capital


Common shares issued September 1, 1998
for cash @ $.167 per share                  $  93,350     $    -      $  93,914

Operating loss September 30, 1998                 -        (61,769)     (61,769)

Balance, September 30, 1998                    93,349      (61,769)     (61,769)

Common shares issued October 1, 1998
to F. Aiello @ $ .02 a share                  256,605          -        271,605

Common shares issued March 31, 1999
for cash @ $ .068 a share                      67,670          -         68,680

Common shares issued July 31, 1999
for cash @ $ .068 a share                      76,380          -         77,520

Contributed capital for services (note 8)      40,000          -         40,000

Foreign currency translation adjustment           -            -           (352)

Operating loss September 30, 1999                 -        (25,502)     (25,502)

Balance, September 30, 1999                 $ 534,004    $ (87,271)   $ 464,095


Recapitalization (note 1)                      (2,919)         -             81


Common shares issued December 7, 1999
for services rendered @ $ .10 a share         122,459          -        123,706

Common shares issued January 11, 2000
for services rendered @ $ .11 a share          36,830          -         37,180

Common shares issued April 3, 2000
for cash @ $ .27 a share                       67,250          -         67,500

Common shares issued April 10, 2000
for cash @ $ .34 a share                       41,171          -         41,292

Common shares issued June 14, 2000
for cash @ $ .34 a share                        3,390          -          3,400

Foreign currency translation adjustment           -            -          1,895

Operating loss September 30, 2000                 -       (101,230)    (101,230)

Balance, September 30, 2000                 $ 802,185    $(188,501)   $ 637,919




       Pro Glass Technologies, Inc.
               (Formerly Pro Glass Technologies, Inc. Canada)
     Statement of Stockholders' Equity (continued)


                                          Common         Common
                                          Shares         Stock
                                                         Amount


Operating loss June 30, 2001                     -            -
Foreign currency translation adjustment          -            -
Balance, June 30, 2001                    22,692,449   $   22,692







                                           Additional    Retained      total
                                           paid in       earnings
                                           capital

Operating loss June 30, 2001                    -       (90,830)     (90,830)
Foreign currency translation adjustment         -           -            143
Balance, June 30, 2001                    $ 802,185   $(279,331)   $ 547,232






               Pro Glass Technologies, Inc.
      (Formerly Pro Glass Technologies, Inc. Canada)
                  Statements of Cash Flows



                                                     Nine months  Nine months
                                                        ended       ended
                                                       June 30     June 30
                                                        2001        2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $ (90,830)   $ (13,860)

Depreciation & amortization expense                   18,382        2,628

(Increase) / decrease in accounts receivable           9,513     (100,807)

(Increase) / decrease in inventory                    (6,484)      (2,759)

(Increase) / decrease in prepaid expenses              2,976       (2,483)

(Increase) / decrease in other assets                  1,835     (198,076)

(Increase) / decrease in notes receivable            (33,378)           0

(Increase) in provision for unearned discounts        19,582            0

Increase / (decrease) in provision for future              0       (8,069)

(Increase) in investments                                  0      (25,557)
(Increase) in income tax benefit                     (30,612)      (7,238)

Increase / (decrease) in accounts payable             34,380       62,316

Increase / (decrease) in taxes payable                 2,748        8,166

Increase / (decrease) in note payable                (41,451)      (1,749)

Net Cash provided (used) by operating activities    (113,339)    (287,488)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) in investments in securities               (1,410)    (150,000)

Acquisition of property & equipment                   (9,592)     (16,462)

Net cash (used) by investing activities              (11,002)    (166,462)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock                                               0       19,692
Paid-in capital                                            0      605,797
Net cash provided by financing activities                  0      625,489

Effect of exchange rate changes on cash                2,349            0

Net increase (decrease) in cash                     (121,992)     171,539

Cash at beginning of year                            154,423        1,630
Cash at end of year                                $  32,431    $ 173,169

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during year for interest                 $      39    $      41

Cash paid during year for income taxes             $       0    $       0








                                                Three months     Three months
                                                     ended           ended
                                                   June 30         June 30
                                                   2001             2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $   3,187    $  46,769

Depreciation & amortization expense                    6,344          876

(Increase) / decrease in accounts receivable         (17,565)     (53,580)

(Increase) / decrease in inventory                     3,130            0

(Increase) / decrease in prepaid expenses              2,055          229

(Increase) / decrease in other assets                 (6,991)           0

(Increase) / decrease in notes receivable            (25,766)       2,185

(Increase) in provision for unearned discounts        34,542       38,138

Increase / (decrease) in provision for future              0       (8,069)

(Increase) in investments                                  0      (25,557)
(Increase) in income tax benefit                         563        8,923

Increase / (decrease) in accounts payable             28,728       (7,088)

Increase / (decrease) in taxes payable                 2,748        7,881

Increase / (decrease) in note payable                  7,686       (1,749)

Net Cash provided (used) by operating activities      38,661       34,515

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) in investments in securities               (1,410)           0

Acquisition of property & equipment                   (5,005)           0

Net cash (used) by investing activities               (6,415)           0

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock                                               0          381
Paid-in capital                                            0       77,701
Net cash provided by financing activities                  0       78,082

Effect of exchange rate changes on cash                  (74)           0

Net increase (decrease) in cash                       32,172      112,597

Cash at beginning of year                                259       60,572
Cash at end of year                                $  32,431    $ 173,169

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during year for interest                 $       0    $      41

Cash paid during year for income taxes             $       0    $       0






NOTE  1.  OPERATIONS AND DESCRIPTION OF BUSINESS

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

e.  Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value, and consists of auto windshields and related materials. The Companys inventory level is very consistent and not material.

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

g.  Accounts Receivable-Trade

Accounts receivable-trade consists of the following at June 30, 2001:

                              2001

Accounts receivable               $69,813
Allowance for doubtful accounts         0
                       ------------------
                       ------------------
Total                             $69,813
                       ==================

Accounts receivable is made up of various auto insurance companies. As of June 30, 2001 management considers accounts receivable to be fully collectible.

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

k.  Leases

Rent expense for June 30, 2001 was $ 17,917. The Company also leases a vehicle under an operating lease expiring through July 2001. Lease expense for the vehicle as of June 30, 2001 was $ 6,641. At June 30, 2001, minimum annual rental commitments under the property non-cancelable lease were as follows:

                               Year Ending
                            ------------------
                                  2001                $ 28,132
                            ------------------
                                  2002                  28,132
                            ------------------
                                  2003                  28,132
                            ------------------
                                  2004                  28,132
                            ------------------


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

NOTE  4.  INCOME TAX BENEFIT

1998   Income tax benefit                13,923
-----------------------------------------------
1999   Income tax benefit                 4,501
-----------------------------------------------
2000   Income tax benefit                34,346
-----------------------------------------------
2001   Income tax benefit 1st quarter     2,140
-----------------------------------------------
2001   Income tax benefit 2nd quarter    23,971
-----------------------------------------------
2001   Income tax benefit 3rd quarter     4,501
-----------------------------------------------
                              -----------------
2001   Tax benefit carry forward        $83,382
------------------------------=================


NOTE  5.  SCHEDULE OF NET OPERATING LOSSES

1998   Net Operating Loss               $ (75,692)
-------------------------------------------------
1999   Net Operating Loss                 (30,004)
-------------------------------------------------
2000   Net Operating Loss                (135,576)
-------------------------------------------------
2001   Net Operating Loss nine months    (121,442)
-------------------------------------------------
                                -----------------
       Net Operating Loss               $(362,714)
--------------------------------=================

          As of June 30, 2001, the Company has net operating loss carryforwards of approximately $ 362,714 which will expire through 2021.


NOTE  6. RELATED PARTY TRANSACTIONS

At June 30, 2001 the Corporation has an unsecured note receivable from an officer/stockholder. As of June 30, 2001 there is a balance of $ 4,419 due from FAA.




NOTE  7.  PROPERTY & EQUIPMENT

          A summary of property and equipment, and the related depreciation expense is as follows:

                                    2001          1999
                      -------------------------------

Office Equipment                   $ 27,387    $ 22,059
Automobile                            3,667
                                                  5,612
Leasehold improvements                2,319
                        -------------------------------
                        -------------------------------

Total Office Equip. & Automobile     35,318      25,726
Accumulated depreciation            (14,615)    (11,178)
                        -------------------------------
                        -------------------------------

Net Property and Equipment         $ 20,704     $14,547

                        ===============================
                        ===============================

Depreciation Expense               $  1,387    $  3,973
                        ===============================


NOTE  8. INTANGIBLE ASSETS

Intangible assets consist of the following:
                                                   2001           2000
-------------------------------------------
Advertising rights                              $ 107,296    $ 108,333
                                                ----------------------
                                                -----------------------
Customer list                                      82,535       83,333
                                                ------------------------
Less Accumulated Amortization                     (54,526)     (39,655)
                                      ------------------- ------------
                                      ------------------- ------------
                                                $ 135,306    $  152,011

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

The amount of $ 143,927 represents a receivable due to Pro Glass from Cal Alta (a related party) as of June 30, 2001. This amount was carried over from the merger between Pro Glass Canada and Pro Glass USA. Its an amount owed from Cal Alta which is a holding Company that is owned by an officer/stockholder. As of June 30, 2001 no interest or repayment schedule had been determined. Cal Alta has a $500,000 net asset value. Although Cal Alta is not generating income at the present time, their net value gives reason to believe that the receivable is fully collectable.


NOTE  10.  FOREIGN CURRENCY TRANSLATION

Accounting for Pro Glass Technologies, Inc. is conducted in Canadian currency. As per our review we convert figures on a quarterly basis in accordance with FASB # 52. The functional currency is in Canadian. Balance sheets for 2001 and 2000 were translated at their respective period end rates of $1.5145 and $ 1.50, respectively. Statement of operations, general and administrative and cash flow financial statements were reported on the weighted average for each respective period as required by FASB # 52.


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


NOTE 12.  STOCKHOLDERS EQUITY

The stockholders equity section of the Company contains the following classes of capital stock as of June 30, 2001.

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

There were no shares of common stock issued for services to management and key employees for the nine months ended June 30, 2001.





                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     As of June 30, 2001 the Company has $336,140 in current assets compared to $94,918 in current liabilities. The Company had equity of $547, 323. The Company had a 5.75 to 1 working capital ratio. Pro Glass Technologies, Inc., is involved in a best efforts financing in order to increase the Companys liquidity and capital resources.

Results of Operations

     For the three months ended June 30, 2001 the Company had revenues of $238,383 compared to $279,177 for the same period of 2000.

     For the three months ended June 30, 2001 the Company had net income of $3,178 compared to net income of $46,769 for the same period the year before. Glass and molding costs decreased $16,759, while the supplies for installation increased $7,058. Administrative expenses also increased $23,778.

     For the nine months ended June 30, 2001 the Company had revenues of $496,847 compared to revenues of $542,963 for the same period of 2000.

     For the nine months ended June 30, 2001 the Company had a net loss of $90,830 compared to a loss of $13,860 for the same period of 2000. Glass and molding cost decreased $23,383 while subcontractor costs increased $6,097. Administrative costs jumped $53,723 to $348,813. A large amount of this increase is due to the Company opening an administrative office in Kelowna, BC.

Sale of Common Capital Stock

None.

                            PART II OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

         None.
                          ITEM 2. CHANGES IN SECURITIES

         None.

                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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


                                                   Pro Glass Technologies, Inc.


Dated: August 13, 2001

                                                       By/S/ Frank Aiello
                                                             Frank Aiello
                                                             President
























                                                                  S-1