Form 10KSB
period 2001-09-30
PRO GLASS TECHNOLOGIES INC
filed 2001-12-20
CIK 1116677

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the Fiscal Year Ended September 30, 2001 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number: 000-31735

                          PRO GLASS TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

                  Nevada                           88-0231200
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

                   300-369 Queens Way Ave, Kelowna, BC V1Y8E6
               (Address of principal executive offices) (Zip Code)

Issuers telephone no.:  (250) 762-8082

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  Common

Check whether the issuer (1) filed all reports required to be filed in Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the issuers revenues for its most recent fiscal year. $714,152

As of September 30, 2001, the aggregate market value of the issuers 3,484,000 shares of common stock held by non-affiliates was approximately $627,120.

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date.

       Class                            Outstanding as of September 30, 2001
 Common Stock, $.001 Par Value               23,166,449


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
Transitional Small Business Disclosure Format.       Yes [x]        No [  ]


                          PRO GLASS TECHNOLOGIES, INC.
                                TABLE OF CONTENTS
                                   PART I                              Page
Item 1.          Description of Business                               3-7
Item 2.          Description of Property                               7
Item 3.          Legal Proceedings                                     7
Item 4.          Submission of Matter to a Vote of Security Holders    7
                                     PART II
Item 5.          Market for Common Equity and Related Stockholder
                     Matters                                           8-10

Item 6.          Managements Discussion and Analysis or Plan of
                     Operation                                         10-14

Item 7.          Financial Statements                                  14

Item 8.          Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure              14

                                    PART III

Item 9.          Directors, Executive Officers, Promoters and Control persons;
                     Compliance with Section 16(a) of the Exchange Act 15-16

Item 10.         Executive Compensation                                16-17

Item 11.        Security Ownership of Certain Beneficial Owners and
                     Management                                        17

Item 12.        Certain Relationships and Related Transactions         17-18

Item 13.        Exhibits and Reports on Form 8-K                       19


SIGNATURES                                                             S-1





                                     PART I

Item 1.     Description of Business

     Ragen Corporation (the predecessor) was incorporated in the State of Nevada on August 21, 1987. On October 21, 1999 the Company entered into a reverse merger pursuant to Rule 368 (a)(1)(B) of the Internal Revenue Code of 1986 as amended. Whereas, Ragen corporation acquired 100% of the common stock of Pro Glass Technologies, Inc., a Canadian corporation, and its three wholly owned subsidiaries for 17,714,000 shares of authorized but unissued common stock. Ragen changed its name to Pro Glass Technologies, Inc., on October 25, 1999 and increased the authorized capital to 50,000,000 shares of $.001 par value common stock. Pro Glass Technologies, Inc., is the predecessor due to a reverse merger whereas Ragen Corporation is the legal survivor. Pro Glass Technologies, Inc., is a holding company.

     On February 10, 1998, Pro Glass acquired the business style and business assets of the Cal Alta Auto Glass Ltd. (Cal Alta) and commenced to operate the auto glass business under Windshield Superstore Ltd. , from the two existing Calgary locations. The location in North East Calgary located at Bay #8 3927 Edmonton Trail NE., Calgary Canada T2E6T1 has been in operation since 1986 and the South West Calgary location located at 9827 A Horton Road, S.W. Calgary Alberta T2V2X5 has been in operation for 9 years. Frank Aiello is a 100% owner of Cal Alta and the President and CEO of Pro Glass Technologies, Inc.

     Pro Glass Technologies, Inc., the Canadian corporation, was incorporated under the laws of Alberta, Canada, on December 15, 1997. Pro Glass Technologies, Inc., the Canadian corporation, has three wholly owned subsidiaries Windshield Superstore, Ltd., Canada Autoglass Warranty, Inc., and Shatterprufe Industries. All three subsidiaries where incorporated in Alberta, Canada on December 4, 1997. The subsidiaries were acquired on December 15, 1997 in a stock for stock transaction.

     On December 15, 1997 Pro Glass Technologies, Inc., became the parent holding company for the three subsidiaries Windshield Superstore, Ltd., Canada Autoglass Warranty, Inc., and Shatterpruffe Industries. The subsidiaries were acquired in a stock for stock transaction.

     The business of Pro Glass Technologies, Inc., since its inception has been to operate its auto glass repair and replacement business from the two Calgary locations, with an outlook to maintaining and improving its share of the marketplace through continued advertising and customer service.

     The operating subsidiaries will comply with Canadian and Alberta regulations Pro Glass Technologies, Inc. of Nevada will be the consolidated parent company of the Canadian subsidiaries and will comply with U.S. regulations. If Pro Glass starts operations of glass shops in the U.S., the glass shops will operate in accordance with U.S. law as a subsidiary of Pro Glass Technologies, Inc.

     Pro Glass, a holding company, sells and installs auto windshields and auto side and back glass through its subsidiary, Windshield Superstores, Ltd. Windshield Superstores, Ltd., sells and installs auto glass products through two Calgary based outlets. Pro Glass replaces and repairs windshields of all domestic and foreign vehicles and to a lesser degree, other types of auto glass. Additionally, flat glass for non-auto related applications such as furniture, mirrors, greenhouses, etc., is also sold.

     Approximately 40% of annual sales are paid by customers auto insurance policies with the balance being paid directly by the consumer.

     Windshield Superstore, Ltd., purchases its windshields from PPG Canada, Inc., a world leader in quality auto glass manufacturing.

                                  Subsidiaries

     Windshield Superstore, Ltd., 100% owned: Windshield Superstore Ltd., is the operating company that operates the two business locations. Windshield Superstore, Ltd., markets, installs, replaces, and repairs windshields for all types of automobiles. The Company also deals with other types of auto glass and flat glass for non-auto related applications.

     Windshield Superstore, Ltd., has been operating the two current locations since December 4, 1997. A 2,500 square foot shop located at Bay #8, 3297 Edmonton Trail NW., Calgary, Alberta T2E6T1, and a 5,000 square foot shop located at 9827 A Horton Road, SW Calgary, Alberta T2V2X5. The Horton Road glass outlet was there for eleven (11) years prior to Windshield Superstore, Ltd. The Edmonton Trail glass outlet was there for approximately nine (9) months prior to Windshield Superstore, Ltd.

     Canada Auto Glass Warranty, Inc., 100% owned: Canada Auto Glass Warranty, Inc., is currently inactive. The Company plans to use this subsidiary to offer repair insurance to customers for windshield damage. The customers will pay a monthly fee to be involved in this program.

     Shatterprufe Industries, Inc., 100% owned: Shatterprufe Industries, Inc., is currently inactive, The Company plans to activate Shatterprufe Industries, Inc., when there is a sufficient amount of Pro Glass Technologies, Inc., (ie. Windshield Superstores) auto glass outlets to make it cost beneficial to have a distribution and purchasing subsidiary.

Marketing

     It is Pro Glass Technologies, Inc., opinion that the long term market outlook will witness more State and Provincial government mandates that will force drivers to immediately repair or replace cracked auto glass windshields or risk the removal of the vehicle from the road with a financial penalty. Pro Glass Technologies is under this opinion due to the fact that this mandate has existed in Alberta, Canada and Vancouver, British Columbia for at least the last 15 years.

     The auto glass industry is unique in that it does not face the typical threats to the same extent that other businesses do. Our society is totally reliant on the use of transportation vehicles for business and pleasure. With vehicle use comes windshield damage. On an annual basis, over 10% of all the vehicles on North American roads require windshield replacement or repair. As a result, the industry tends to sustain growth whether the economy is experiencing a boom or a recession.

     The near term market outlook for the industry is that it will continue its growth pattern mainly due to increased population growth along with increased economic factors for individuals and their families. The industry is parallel to the automobile industry that has been on the upward growth curve for over 30 years. With increased population and prosperity, it is not uncommon now to see two or more cars per household. With increased auto sales comes increased auto glass replacement and repair especially in cold climates.

     Pro Glass Technologies, Inc., will be aggressive and proactive to new marketing and sales techniques. An aggressive advertising campaign is planned using both Standard methods and new Grass Roots programs. The standard methods of advertising include newspapers, magazines, radio and TV, as well as billboards, direct mail, flyers and coupons. The grass roots programs include incentive fund raising rebates to schools, communities, and non-profit organizations with direct coupon sales for windshield replacement or repairs.

     Currently the plans for an E-Commerce website have been put on hold. This is due to the fact the Company is researching market viability for auto glass sales and products over the internet. The Company has not compiled any material to date for the online auto glass market place.

Competition

     The market in Canada sees annual gross revenues exceeding $600 million dollars ($415) US) with an estimated number of retail auto glass outlets in excess of 1200. The United States figures are ten times greater than those in Canada. The industry is dominantly made up of ma/pa type operations. In excess of 65% of the auto glass operations are ma/pa type. For our purposes Ma/pa type is defined as auto glass operations that operate 1 shop and are not affiliated with larger chains. The industry has not changed significantly in applications and service over the last 25 years with the installation of auto glass techniques remaining the same.

     In such areas as Alberta, the use of crushed gravel for roadways to offset winter conditions is significant. More rocks mean more replacement and repair work. For example, a study prepared by Urton, Engele, Kook Associated of Saskatoon, Saskatchewan estimated that windshield replacement in Western Canada occurs to approximately 12% of the regions vehicle registrations and 6% in other parts of the country. The annual growth rate is approximately 5% and is estimated that 650,000 replacement windshields for Western Canada in 1999. At an average blended cost of $375 per replacement windshield (Insurance/No Insurance), the market alone for Western Canada is approximately $243,750,000.

     The Company has heavy competition in the Calgary, Alberta area. In the metropolitan Calgary area it is estimated that there are approximately 109 auto glass shops. The main Calgary competition is Crystal Glass, with 7 shops, Speedy Glass, with 5 shops, and Apple Glass, with 3 shops. The rest of the market is segregated into Companys owning only 1 or 2 shops in the greater Calgary, Alberta area.

     Currently, the Company believes they have a good competitive position in the Calgary area. This is due to the fact the Company has an exclusive right to be the only auto glass company in the direct mailers that reach customers in the greater Calgary, Alberta area.

Research and Development

     The  Company  has  not  allocated   funds  for   conducting   research  and
development.

Patents and Trademarks

     All auto glass and flat glass products handled have trademark protection by their manufacturers. The Company does not manufacture auto glass, flat glass, or related products.

Employees

     Presently, the Company has 7 employees. This consists of 5 full time and 2 part time employees. All the employees spend 100% of their time working for Windshield Superstore, Ltd. Management intends to hire additional employees in the United States and Canada only as needed and as funds are available. In such cases, compensation to management and employees will be consistent with prevailing wages for services rendered.

Facilities

     The  Company  maintains  a 900 sq.  ft.  administrative  office at #300 369
Queens Way Ave., Kelowna, B.C. The monthly lease payment is $700. The administrative office is responsible for examining acquisition parameters and performing diligence for possible future expansion into the British Columbia auto glass market. As of September 30, 2001 the Company had not compiled any significant market data for the British Columbia area.

     In addition, the Company maintains a resident agent at 1905 South Eastern Avenue, Las Vegas, Nevada. A 2,500 square foot shop is located at Bay #8, 3297 Edmonton Trail NE, Calgary, Alberta T2E6T1. The monthly lease payment is $1,075. A 5,000 square foot shop located at 9827 A Horton Road, SW Calgary, Alberta
T2V2X5. The monthly lease payment is $2,068. The Company believes its current facilities are adequate for the time being.

Legal

     The Company is not a party to any material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Industry Segments

     No information is presented on industry segments.

Item 2.     Description of Property

     The Company maintains an administrative office at #300 369 Queens Way Ave., Kelowna, B.C. The monthly lease payment is $700. The administrative office is responsible for examining acquisition parameters and performing diligence for possible future expansion into the British Columbia auto glass market. As of September 30, 2001 the Company had not complied any significant market data for the British Columbia area. In addition, the Company maintains a resident agent at 1905 South Eastern Avenue, Las Vegas, Nevada.

     A 2,500 square foot shop is located at Bay #8, 3297 Edmonton Trail NE, Calgary, Alberta T2E6T1. The monthly lease payment is $1,075. A 5,000 square foot shop located at 9827 A Horton Road, SW Calgary, Alberta T2V2X5. The monthly lease payment is $2,068. The Company believes its current facilities are adequate for the time being.

Item 3.     Legal Proceedings

     The Company is not a party to any material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.



Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Companys Securities Holders during the Companys fiscal year ending September 30, 2001.

                                                                PART II

Item 5.  Market for Common Equity and Related Stockholders Matters

     The Companys common stock is traded in the over the counter market and quotations are published on the OTC Bulletin Board under the symbol PGTI and in the National Quotation Bureau, Inc. Quotations in the Companys common stock set forth below do not constitute a reliable indication of the price that a holder of the common stock could expect to receive upon the sale of any particular quantity thereof

The following table sets forth the range of high and low bid prices of the common stock for each calendar quarterly period since the first quarter of 2000 as reported by the OTC Bulletin Board. The Companys common stock became eligible for trading on the OTC Bulletin Board during the fourth quarter of 2001. Prices reported represents prices between dealers, do not include retail markups, markdowns and commissions and do not necessarily represent actual transactions.


                           2000                      High              Low
                           First Quarter             $N/A              $N/A  *
                           Second Quarter            $N/A              $N/A
                           Third Quarter             $N/A              $N/A
                           Fourth Quarter            $N/A              $N/A

                           2001
                           First Quarter             $N/A              $N/A
                           Second Quarter            $N/A              $N/A
                           Third Quarter             $N/A              $N/A
                           Fourth Quarter            $.24              $.09

     * The Companys common stock became eligible to trade on the OTC Bulletin Board on September 4, 2001.

     As of September 31, 2001 the Company had issued and outstanding 23,166,449 shares of common stock and there were approximately 87 shareholders of record, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

     The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuers securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company had no plans to register its securities in any particular state. Further, most likely the Companys shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act), commonly referred to as the penny stock rule, Section 15 (g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9 (d) (1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

     The Commission generally defines penny stock to be an equity security that has a market price less that $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that an equity security is considered to be a penny stock unless that security is; registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) of the issuers net tangible assets; or exempted from the definition by the Commission. If the Companys shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

     For transactions covered by these rules, brokers-dealers must make a special suitability determination for the purchase of such securities and must have received the purchasers written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer must disclose the commissions payable to both the quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of brokers-dealers to trade and/or maintain a market in the Companys Common stock and may affect the ability of shareholders to sell their shares.

Recent Sales of Unregistered Securities

     On September 4, 2001, the Company issued 50,000 shares of common stock to each of the four directors of the Company for directors services rendered. The shares were issued at $.06 per share for a total of $3,000 each.

     On September 4, 2001 the Company also issued 274,000 shares of common stock to the Companys management for services rendered. The shares were issued at $.06 per share for a total of $16,440.

     The above shares were issued under Section 4(2) of the 1933 Securities Act and bear a restrictive legend.

     As of September 30, 2001 the Company had 23,166,449 shares of common stock outstanding.



Dividend Policy

     The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings to finance and expand its operations.


Item 6.     Managements Discussion and Analysis or Plan of  Operation

     The  following   information   should  be  read  in  conjunction  with  the
consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Plan of Operation

     Pro Glass Technologies, Inc., of Canada was incorporated December 15, 1997. On February 10, 1998, Pro Glass acquired the business and business assets of the Cal Alta Auto Glass Ltd. (Cal Alta) and commenced to operate the auto glass business under Windshield Superstore Ltd. , from the two existing Calgary locations. Pro Glass common shares were issued to Cal Alta to accomplish the purchase. The location in North East Calgary located at Bay #8 3927 Edmonton Trail NE., Calgary Canada T2E6T1 has been in operation since 1986 and the South West Calgary location located at 9827 A Horton Road, SW Calgary Alberta T2V2X5 has been in operation for 9 years. Frank Aiello is a 100% owner of Cal Alta. Mr. Aiello is currently the President of Pro Glass Technologies, Inc.

     On December 15, 1997 Pro Glass Technologies, Inc., became the parent holding company for the three subsidiaries Windshield Superstore, Ltd., Canada Autoglass Warranty, Inc., and Shatterprufe Industries. The subsidiaries were acquired in a stock for stock transaction.

     The business of Pro Glass Technologies, Inc., since its inception has been to operate its auto glass repair and replacement business from the two Calgary locations, with an outlook to maintaining and improving its share of the marketplace through continued advertising and customer service.

          Thereare seasonal impacts on the Companys operation; however, the timing of the impact is hard to pin down but it has to due with the amount of snowfall the Calgary area receives. The more snowfall received in the area, the more rock and gravel which gets applied to the roadways. This induces more damage to the windshields of vehicles due to the increased amount of gravel on the road.

          The Companys current capital was provided by the founders of the Company and by private placements for the sale of common stock. Management believes that the Companys cash requirement can be satisfied with the current operations. Management anticipates that Company will need further capital of approximately $5,000,000 when the Company decides to enact its plan of acquisitions and a glass distribution subsidiary. This additional capital is expected to come from sales and/or installations of auto glass or the possibility of outside funding.

          In the event that outside funding is necessary, the Company will investigate the possibility of interim financing, either debt or equity, to provide capital. Although management has not made any arrangements, the Company would consider private funding or the private placement of its securities and/or a private offering. Any outstanding funding will be procured by the parent holding company, Pro Glass Technology, Inc., if the Company experiences a substantial delay in its ability to secure public financing from the sale of its securities or from private lenders. Management does not feel the Company as a going concern would be seriously jeopardized.

          All of the present lines offered by the Company have an established customer base. Management would consider additional products and services that would fit their customer profile, but are manufactured by others.

          The Company maintains a minimal inventory. The Company operates on a Just In Time inventory system where parts are ordered on an as needed basis. Just In Time inventory systems are common in the auto glass industry. This is due to the fact that there are hundreds of different types of glass due to car manufactures, but also due to the ever changing body styles. A Just In Time inventory system does not affect the Company in any material aspect.

          The Company plans to acquire auto glass shops that fit into the Companys profile. The Companys profile is shops that are in area that show potential demographic and economic growth. However, the Company has not yet set parameters to gauge this growth. The Company has just recently set up an administrative office in British Columbia for this purpose.

          Mr. Aiello owned Cal Alta Auto Glass. He sold his two shops to Pro Glass Technologies, Inc., of Canada. Mr. Aiello currently does not run any autoglass shops other than the two Windshield Superstores. Also, Mr. Aiello does not own any autoglass shops.

          The Company does have sufficient funding to operate the proposed E-Commerce site. However, currently the plans for an E-Commerce website have been put on hold. This is due to the fact the Company is researching market viability for auto glass sales and products over the internet. The Company has not completed any material data to date for the online auto glass market place.

          Management intends to hire additional employees in the US and Canada only as needed and as funds are available. In such cases compensation to management and employees will be consistent with prevailing wages for services rendered.

          The Companys proposed glass distribution facility will require approximately $3,500,000.00 in funding from the above mentioned possible outside funding. The Company will then purchase approximately $2,000,000.00 in auto glass from an auto glass supplier. This initial purchase will allow the Company to achieve lower costs on the auto glass due to the large volume purchase, Once this has occurred the average cost of the auto glass to the Company will be approximately $80.00 per unit, instead of the current approximation of $130.00 per unit.

          The proposed glass distribution facility will only be enacted when such a program makes economic sense. In managements opinion, the company would need approximately 30 retail Windshield Superstore locations for there glass distribution facility to be economically viable. At the time this facility became active, the company would them purchase $2,000,000 in autoglass from a supplier. The distribution facility would then be stocked with an assortment of glass mixed proportionally to the most popular vehicles where the Windshield Superstores are located. The Windshield Superstore could then still operate on a just in time inventory system. Instead of ordering from an outside supplier, the Windshield Superstores will order from the glass distribution facility.

          If Pro Glass Technologies opens the proposed glass distribution facility it should be noted that there is a risk in terms of the capital intensive investment the company must carry. The opening of this facility would require a significant amount of capital and there is no guarantee of any return. Also, Pro Glass Technologies would have at least $2,000,000 tied up in inventory. There is a risk this inventory will never be sold and would become obsolete.

Liquidity and Capital Resources

          The Company has $349,088 in current assets compared to $92,165 in current liabilities as of September 30, 2001. Compared to $437,646 in current assets and $116,285 in current liabilities as of September 30, 2000. The current assets are comprised of $25,432 in cash, $52,052 in accounts receivable, $139,828 in loans receivable, $14,594 in inventory, prepaid expenses of $5,517, and a income tax benefit of $100,132. The current liabilities are comprised of $80,022 in accounts payable, $10,492 in salaries payable and $1,201 is sales tax payable.

          Management will explore debt or equity transactions to increase the Companys ability to implement its entire business plan. This would include implementing Shatterprufe Industries and Canada Autoglass Warranty the companies two subsidiaries that are currently inactive. There is no assurance that the Company will be able to secure future financing.

Net Operating Losses

          The Company has accumulated $(305,529) of net operating losses as of September 30, 2001, which may used to reduce taxes in future years through 2020. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.

          In the event of certain changes in control of the Company, there will be a annual limitation on the amount of the net operating loss carryforwards which can be used. The potential tax benefit of the net operating loss carryforwards have been offset by a valuation allowance of the same amount.

Results of Operations

          For the year ended September 31, 2001 the Company had a net loss of $117,028 compared to $101,224 for the year ended September 30, 2000.
     The 1$5,799 increase in net operating loss for 2001 compared to 2000 can be attributed to a $86,021 decreas in revenues for the year ended 2001 compared to 2000. Management determined that the effects of the September 11, 2001 crisis had a very large impact on the Companys sales for the last month of their fiscal year. With the drop in revenues variable costs associated with the Companies auto glass sales also dropped. There was a $14,161 decrease in glass and molding costs due to decreased autoglass sales. There was a $46,488 decrease in general and administrative costs due to less staffing and work in the last month of the year also due to the September 11, 2001 crisis. Fixed costs remained relatively consistent for the year ended 2001 compared to 2000, constant which helped contribute to the operating loss.

Recent Accounting Pronouncements

          The  Financial  Accounting  Standards  Board has issued  Statement  of
     Financial   Accounting   (SFAS),   No.  133,   Accounting  for  Derivative
     Instruments. SFAS No. 133 provides a different method for accounting for derivative instruments embedded in other contracts and hedging activities. Derivative instruments represent rights or obligations that meet the definition of assets or liabilities and should be reported in the financial statements. Fair value is the most relevant measure for financial statements and the only relevant measure for derivative instruments. Derivative instruments should be measured at fair value and adjustments to the Companys derivative of hedging items should reflect changes in their fair value that are attributable to the risk being hedged and that arise while the hedge is in effect. SFAS. No. 133 is effective for financial statements ending after June 15, 1999. SFAS No. 133 implementation did not have a material effect on the financial statements.

          The Financial Accounting Standards Board has also issued 44PB Opinion No. 25). APN No. 25 APB Opinion No. 25 APB Opinion No. 25, Accounting for Stock Issued to Employees, was issued in October 1972. Since its issuance, questions have been raised about its application and diversity in practice has developed. During its consideration of the accounting for stock-based compensation, which lead to the issuance of SFAS No. 123, Accounting for Stock Based Compensation, the Board decided not to address practice issues related to Opinion 25 because the Board had planned to supersede Opinion
     25. However, Statement 123 permits entities to continue applying Opinion 25 to stock compensation involving employees. Consequently, questions remain about the application of Opinion 25 in a number of different circumstances.

          This Interpretation clarifies the application of Opinion 25 for only certain issues. It does not address any issued related to the application of the fair value method in Statement 123. The issues addressed herein were selected after receiving input from members of both the FASB Emerging Issues Task Force and the task force on stock compensation that assisted in the development of Statement 123. Among other issues, this Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualified as a noncompensatory plan, (c ) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and
     (d) the accounting for an exchange of stock compensation awards in a business combination.

          FIN44 is effective for financial statements issued for periods ending after July 1, 2000. The implementation of FIN 44 did not have a material affect on the financial statement.

Inflation

          In the opinion of management, inflation will not have a material effect on the operations of the Company.

Risk Factors and Cautionary Statements

          Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company wished to advise readers that actual result may differ substantially from such forward-looking statements, Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to complete development of its primary products and its ability to successfully market its product if and when developed and other risks detailed in the Companys periodic report filings with the Securities and Exchange Commission.

Item 7.  Financial Statements

          See the financial statements annexed to this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.






Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The executive officers and directors of the Company are as follows:

                  Name                      Age     Position

                  Frank Aiello              47      President/Director

                  Peter E. Von Sass         70      Vice President/Director

                  Omkar Nath Channan        69      Director

          All directors hold office until the next annual meeting of stockholders or until their successors have been duly qualified. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof. Any non-employee director of the Company shall be reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. The executive committee of the Board of Directors to the extent permitted under Nevada law, consists of three directors and exercises all the power and authority of the Board of Directors in the management of the management of the business and affairs of the Company between meetings of the Board of Directors. Each executive officer is appointed by and serves at the discretion of the Board of Directors.

          None of the officers and/or directors of the Company are officers and directors of any other publicly traded corporation, nor have any of the directors and/or officers, nor any of the affiliates or promoters of the Company filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or the subject to any order, judgment, or decree involving the violation of any state or federal securities laws within the past five years.

          The directors will initially devote time to the Company affairs on an as needed basis.

          All of the working officers and employees are on a full time basis. There is one other full time employee.

          At present the Company does not have any employment agreements in place with any directors, executive officer or employee. The Company may enter into an agreement with certain qualified executive officers if deemed appropriate by the Board of Directors to be in the best interests of the Company. No agreement has been effected as of the date hereof.

          The business experience of each of the persons listed below during the past five years is as follows:

Frank Aiello, President/Director
Mr. Aiello, 46, has been the Owner and President of FAA Enterprise Ltd., a private corporation (holding company) since 1995 to present. Commencing February 1998, Mr. Aiello is also the Manager and President of Pro Glass Technologies, Inc., a public corporation which owns and operates two automobile glass replacement and repair locations in Calgary, Alberta. In 1995 through February 1998 he was the Owner/manager and President of Cal Alta Auto Glass Ltd., a private corporation which owned and operated two automobile glass replacement and repair locations in Calgary, Alberta. Currently Mr. Aiello is the Owner and President of Cal Alta Auto Glass Ltd.

Peter E. von Sass,  Vice President/Director
Mr. von Sass, 69, has been serving on the board commencing October 1999. From March 1999 until June 2000 Mr. von Sass served as Vice President and Director of Pro Glass Technologies, Inc. He assisted the Company in sourcing and structuring of private and public financing and strategic planning. Mr. von Sass was the Chairman, CEO and director of Alusil International, Inc. from December 1996 until June 2000. Mr. von Sass assisted the company in sourcing of financing, product testing, strategic planning, and international market development. Mr. von Sass was the Chairman, CEO and director of ECG Empire Capital Group, Inc., from June 1995 until June 2000. Mr. von Sass was responsible for assisting corporation in structuring and sourcing of private and public financing. He was also responsible for the analysis, planning and improvement of corporate operating performance and strategy, At time, Mr. von Sass assumed the position of management in client companies.

Omkar Nath Channan,  Director
          Mr Channan, 69, has been serving on the board commencing October 1999. From June 1996 until June 2000, Mr. Channan was the Founding World President and Governor of The Workd Organization of Building Officals. He was also the President of the Calgary Julpar Development Foundation. Mr. Channan was also the President of the United Nations Association in Canada Calgary Branch and a member of the International Business Committee of the Calgary Chamber of Commerce.


Section 16(a) Beneficial Ownership Reporting Compliance

          Each of the Companys officers and directors are required to file a Form 3, Annual Statement of Changes in Beneficial Ownership on or before the 45th day after the end of the fiscal year. These reports have not been filed in a timely basis and have recently been filed.

Item 10.  Executive Compensation

          Mr. Aiello received 250,000 shares of common stock at $.06 per share for his services as the companies President for the year ended September 30, 2001.

          Mr. Von Sass and Mr. Kelleher each received 12,000 shares at $.06 per share for services as management to the Company for the year ended September 30, 2001

          There are no annuity, pension or retirement benefits proposed to pay to officers, directors or employees of the Corporation in the event of retirement date pursuant to any presently existing plan provided or contributed to by the Corporation or any of its subsidiaries.

          No remuneration other than that reported in paragraph (a) of this item it proposed to be in the future directly or indirectly by the corporation to any officer or director under any plan which is presently existing.



Item 11.  Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth information, to the best knowledge of the Company as of September 30, 2000 with respect to each director and officer and management as a group and any holder owning more than 5% of the outstanding common stock.

Name and                    Position       Title of    Amount of  Percentage(1)
 Address                                    Class      Shares
-------------------------------------------------------------------------------
Frank Aiello  (2)           President        Common    12,040,000        51%
526 Hawk Ford Way NW        Director
Calgary, Alberta T3G3J7

Peter Von Sass              V. President     Common       362,000         2%
15812 75th Ave NW           Director
Edmonton, Alberta T5R5X8

Omkar Nath Channan          Director         Common       150,000         1%
Site 18 Box 31 SS1
Calgary, Alberta, T2M4N3

Management as a Group                                  12,552,000         54%

          (1)The above percentages are based on 23,166,449 shares of common stock outstanding as of September 30, 2001..

          (2)Frank Aiello owns 6,740,000 shares indirectly. 5,236,000 of these shares are held in Cal Alta Auto Glass and 1,504,000 are in FAA Entertprises

Item 12.  Certain Relationships and Related Transactions

          The Companys officers and directors are subject to the doctrine of corporate opportunities only insofar as it applies to business opportunities in which the Company has indicated an interest, either through its proposed business plan or by way of an express statement of interest contained in the Companys minutes. If directors are presented with business opportunities that may conflict with business interests identified by the Company, such opportunities must be promptly disclosed to the Board of Directors and made available to the Company. In the event the Board shall reject an opportunity to presented and only in that event, any of the Companys officers and directors may avail themselves of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of the Company. There can be no assurance, however, that these efforts will be successful.

          Mr. Aiello, Mr. Channan, Mr. Kelleher, and Mr. Von sass received 12,000 shares of common stock for each for serving as directors.

          Mr. Aiello also received 250,000 shares of common stock for serving as the Companys President. Michael Kelleher and Peter Von sass each received 50,000 shares of common stock each for serving as management to the Company.

          There is an arrangement between Windshield Superstores, Ltd., a subsidiary of Pro Glass Technologies. Inc., the US corporation, pays $6,000.00 a month as a management fee to Pro Glass Technologies, Inc., of Canada. Included in this management contract are fees for investor relations, accounting, ad other professional fees.

          As of September 30, 2001 there have been no contracts or defined terms to pay promoters for stock, cash or any other payment terms.
                                     PART V

Item 13. Exhibits and Reports on Form 8-K

(a)      Exhibits

Notice of Meeting, Information Statement and Proxy, previously filed. Form 10Q,previously filed.




(b)      Reports  on Form 8-K

                  None.

                                   SIGNATURES

          In  accordance  with  Section 13 or 15 (d) of the  Exchange  Act.  The
     Registrant   caused  this  report  to  be  signed  on  its  behalf  by  the undersigned, thereunto duly authorized.

                                                PRO GLASS TECHNOLOGIES, INC.



                                                 By:/S/ Frank Aiello
                                                        Frank Aiello
                                                        President


Dated:  December 20, 2001

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                         Date

/S/ Frank Aiello           President, Director        December 20, 2001
Frank Aiello

/S/ Peter Von Sass
                           Vice President             December 20, 2001
Peter Von Sass

/S/ Omkar Nath Channan     Director                   December 20, 2001
Omkar Nath Channan












                                                                  S-1