Form 10QSB
period 2001-12-31
PRO GLASS TECHNOLOGIES INC
filed 2002-02-14
CIK 1116677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-Q SB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarter report ended December 31, 2001
                                       or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

                  Class               Outstanding as of  December 31, 2001
Common Stock, $0.001                              24,666,449

                                        i





                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                                 Page

Item 1.                    Consolidated Financial Statements             1-2

                           Consolidated Balance Sheets December 31, 2001
                              And September 30, 2001                     3-4

                           Consolidated Statements of Operations   three months
                              Ended December 31, 2001 and
                               December 31, 2000                          5

                           Consolidated Statement of Stockholders Equity  6-7

                           Consolidated Statements of Cash Flows  three months
                                Ended December 31, 2001
                                and December 31, 2000                     8

                           Notes to Consolidated Financial Statements     9-15

Item 2.                    Managements Discussion and Analysis and
                              Result of  Operations                      16




                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                           17

Item 2.                    Changes in Security                         17

Item 3.                    Defaults Upon Senior Securities             17

Item 4.                    Submission of Matter to a Vote of            17
                               Securities Holders

Item 5.                    Other Information                            17

Item 6.                    Exhibits and Reports on Form 8-K             17

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

     The unaudited balance sheet of the Company as of December 31, 2001, and the balance sheet of the Company as of September 30, 2001, which is derived from the Companys audited financial statements, the unaudited statement of operations and cash flows for the three months ended December 31, 2001 and December 31, 2000 and the statements of stockholders equity for the period from September 1, 1998 through December 31, 2001 are attached hereto and incorporated herein by this reference.

     Operating results for the quarter ended December 31, 2001 are not necessarily indicative of the results that can be expected for the year ending September 30, 2002.



                                ARMANDO C. 1BARRA

                          CERTIFIED PUBLIC ACCOUNTANTS
                          (A Professional Corporation)


To the Board of Directors of
Pro Glass Technologies, Inc.
(Formerly Pro Glass Technologies, Inc. Canada)
Bay 8, 3927 Edmonton Tr. N.E.
Calgary, Alberta T2E 6T I

                         INDEPENDENT ACCOUNTANT'S REPORT

We have reviewed the accompanying balance sheets of Pro Glass Technologies, Inc. (Formerly Pro Glass Technologies, Inc, Canada) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Pro Glass Technologies, Inc.

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

Arrnando C. lbarra, CPA

February 12, 2002
Chula Vista, California

                       350 E Street, Chula Vista, CA 91910

Tel: (619) 422-1348                                        Fax: (619) 422-1465


                          Pro Glass Technologies, Inc.
                 (Formerly Pro Glass Technologies, Inc. Canada)

                                 Balance Sheets

                                                      Three Months
                                                        Ended       Year Ended
                                                      December 31, September 30,
                                                         2001          2001

ASSETS

Current Assets
Cash                                                       126        $  25,432
Accounts receivable                                     32,742           52.052
Other receivable                                           989              997
Due from Cal Alta                                      137,688          138,831
Inventory                                               14,958           14,594
Earned discounts receivable                             14,270           11,534
Prepaid expense                                         48,213            5,517
Income tax benefit                                     109,092          100,132
Total Current Assets                                   358,078          349,087
Net Property & Equipment                                30,397           16,511
Other Assets
Investment                                             150.000          150,000
Net intangible assets                                  118,179          122,709
Total Other Assets                                     268,179          272,709
TOTAL ASSETS                                         $ 656,654        $ 638,307

LIABILITIES STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                     $  83,147        $  80,022
GST payable                                                471            1,201
Note payable - current portion                           6,717                0
Salary payable                                               0           10,942
Total Current Liabilities                               90,335           92,165
Long-term Liabilities
Note payable                                            10.713                0
Total Long-term Liabilities                             10,713                0
Stockholders' Equity
Common stock, ($0,001 par
value, 50,000,000 shares
authorized: 24,666,449
and 23,166,449 shares issued and
outstanding as of December
31, 2001 and 2000, respectively)                        24,666           23,166
Additional paid-in capital                             888,651          830,151
Retained earnings (deficit)                           (356,305)        (305,529)
Foreign currency translation
adjustment                                              (1,406)          (1,646)
Total Stockholders' Equity                             555.606          546,142
TOTAL LIABILITIES
& STOCKHOLDERS EQUITY                                $ 656,654        $ 638,307

                        See Notes to Financial Statements
                                        2



                 (Formerly Pro Glass Technologies, Inc. Canada)
                            Statements of Operations

                                                    Three Months   Three Months
                                                      Ended            Ended
                                                    December 31,   December 31,
                                                      2001             2000

REVENUES

Sales                                            $    117,416      $    159,884
Total Revenues                                        117,416           159,884
COSTS OF SALES
Glass & moldings                                       61,727            58,937
Glass supplies                                          4,549             2,154
Sub. contractors                                        5,716             9,598
Depreciation & amortization                             5,280             5,763
Total Costs of Sales                                   77,272            76,452
GROSS PROFIT                                           40,144            83,433
GENERAL & ADMINISTRATIVE EXPENSES                      99,863            97,714
Operating Income (Loss)                               (59,719)          (14,281)
Other Income / (Expenses)
Interest income                                             0                16
Interest expense                                          (17)                0
Total Other Income / (Expenses)                           (17)               16
NET INCOME I (LOSS) BEFORE INCOME TAXES               (59,736)          (14,265)
(PROVISION FOR INCOME TAXES) - BENEFIT                  9,960      $      2,140
NET INCOME (LOSS)                                $    (50,776)     $    (12,125)
BASIC EARNING (LOSS) PER SHARE                         (0,00)             (0.00)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                          24,063,188        22,692,449

See Notes to Financial Statements
                                        3



                          Pro Glass Technologies, Inc.
                 (Formerly Pro Glass Technologies, Inc. Canada)
                        Statement of Stockholder's Eqtdty
                             As of December 31, 2001
                                           Common         Common    Additional
                                           Shares          Stock     Paid-in
                                                          Amount      Capital

Common shares issued September 1, 1998
for cash
@ $.167 per share                           564,000 $        564 $       93,350

Operating loss
September 30, 1998                                  -            -            -

Balance, September 30, 1998                   564,000          564       93,349

Common shares issued October 1, 1998
to F. Aicllo
@ $,02 a share                             15,000,000       15,000      256,605

Common shares issued March 31, 1999
for cash 0
$ .068 a share                              1,010.000        1,010       67,670

Common shares issued July 31, 1999
for cash
@ $.068 a share                             1,140,000        1,140       76,380

Contributed capital
for services (note 10)                              -            -       40,000

Foreign currency
translation adjustment                              -            -            -

Operating Income
September 30, 1999                                  -            -            -

Balance,
September 30, 1999                         17,714,000 S   17,714 $      534,004

Recapitalization (note 1)                   3,000,000        3,000       (2,919)

Cornmon shares issued December 7, 1999
for services
rendered @ $ -099 a share                   1,247,049        1,247      122,459

Common Shares issued January 11, 2000
for services r
endered @ $ .106 a share                      350,000          350       36,830

Common Shares issued April 3, 2000
for cash @ $ .27 a share                      250,000          250       67,250

Common Shares issued April 10, 2000
for cash @ $ .34 a share                      121,400          121       41,171

Common Shares issued June 14, 2000
for cash @ $34 a share                         10,000           10        3,390

Foreign currency
translation adjustment                              -            -            -

Operating loss September 30, 2000                   -            -            -

Balance, September 30, 2000                22,692,449 $   22,692 $      802,185




                                               Retained        Total
                                               Earnings
                                               (Deficit)

Common shares issued September 1, 1998
for cash @ $.167 per share                $          -    $  93,914

Operating loss
September 30, 1998                             (61,769)     (61,769)

Balance, September 30, 1998                    (61,769)      32,144

Common shares issued October 1, 1998
to F. Aicllo @ $,02 a share                          -      271,605

Common shares issued March 31, 1999
for cash 0 $ .068 a share                            -       68,680

Common shares issued July 31, 1999
for cash @ $.068 a share                             -       77,520

Contributed capital
for services (note 10)                               -       40,000

Foreign currency
translation adjustment                               -         (352)

Operating Income
September 30, 1999                             (25,502)     (25,502)

Balance, September 30, 1999              $    (87,271) $     464,095

Recapitalization (note 1)                            -           81

Cornmon shares issued December 7, 1999
for services
rendered @ $ -099 a share                            -      123,706

Common Shares issued January 11, 2000
for services
rendered @ $ .106 a share                            -       37,180

Common Shares issued April 3, 2000
for cash @ $ .27 a share                             -       67,500

Common Shares issued April 10, 2000
for cash @ $ .34 a share                             -       41,292

Common Shares issued June 14, 2000
for cash @ $34 a share                               -        3,400

Foreign currency translation adjustment              -        1,895
Operating loss
September 30, 2000                            (101,230)    (101,230)

Balance,
September 30, 2000                         $ (188,501)    $  637,919

                        See Notes to Financial Statements
                                        4




                          Pro Glass Technologies, Inc.
                 (Formerly Pro Glass Technologies, Inc. Canada)
                        Statement of Stockholder's Equity

                                                Common     Common    Additional
                                               Shares      Stock      Paid-In
                                                            Amount    Capital

Balance, September
30, 2000                                      22,692,449 $   22,692 $    802,185

Common Shares issued September 9, 2001
for director fees C& $.06 a share                  474,000        474     27,966


Foreign currency
translation adjustment                                   -          -          -

Operating loss
September 30, 2001                                       -          -          -

Balance, September
30, 2001                                      23,166,449 $   23,166 $   $ 30,151

Common Shares issued November 7, 2001
for office
r salary @ $.04 a share                          1,500,000      1,500     58,500

Foreign currency
translation adjustment                                   -          -          -

Operating loss
December 31, 2001                                        -          -          -

Balance, December 31, 2001                    24,666,449 $   24,666 $    888,651

                        See Notes to Financial Statements
                                        5

                                              Retained        Total
                                              Earnings
                                              (Deficit)

Balance Septemberr 30, 2000             $    (188,501) $    637,919

Common Shares issued September 9, 2001
for director fees C& $.06 a share                    -       28,440

Foreign currency translation adjustment              -       (3,189)

Operating loss September 30, 2001             (117,028)    (117,028)

Balance, September 30, 2001                 $(305,529) $    946,142

Common Shares issued November 7, 2001
for officer salary @ $.04 a share                    -       60,000

Foreign currency translation adjustment              -          240

Operating loss December 31, 2001               (50,776)     (50,776)

Balance, December 31, 2001                   $(356,305)   $ 555,606








                          Pro Glass Technologies, Inc.
                 (Formerly Pro Glass Technologies, Inc. Canada)
                            Statements of Cash Flows

                                                     Three Months  Three Months
                                                        Ended        Ended
                                                     December 31,   December 31,

                                                         2001             2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)                                   $ (50,776)      $ (12,125)
Depreciation expense                                      5,280           5,763
(Increase) / decrease
in accounts receivable                                   19,432          19,619
(Increase) in
notes receivable                                          1,158         (48,813)
(Increase) / decrease
in inventory                                               (366)         (5,228)
(Increase) / decrease
in prepaid expenses                                     (42,681)          4,307
(Increase) / decrease
in other assets                                           1,510               0
(Increase) / decrease
in provision for unearned discounts                      (2,753)        (10,850)
(Increase) / decrease
in income tax benefit                                    (8,960)         (2,140)
Increase / (decrease)
in accounts payable                                       3,145          13,045
Increase / (decrease)
in notes payable                                          5,794         (41,400)
Common stock issued
for services                                                000               0
Net cash provided /
(used) by operating activities                          (67,717)        (77,822)
CASH FLOWS FROM INVESTING, ACTIVITIES
Acquisition of property & equipment                     (16,362)         (2,361)
Net cash provided/
(used) by investing activities                          (16,362)         (2,361)
CASH FLOWS FROM FINANCING ACTIVITIES
Additional paid-in capital                               58,500               0
Net cash provided
/ (used) by financing activities                         58,500               0
Effect of exchange
rate changes on cash                                        273          (2,510)
Net increase /
(decrease) in cash                                      (25.306)        (82,693)
Cash at beginning of period                              25,432         154,423
Cash at end of periad                                       126          71,730
Supplemental
cashflows disclosures
Cash paid during
period for interest                                          17               0
Supplemental schedule
of non-cash activities
Common stock issued
for services                                              1,500               0

See Notes to Financial Statements
                                                                   6






                          Pro Glass Technologies, Inc.
                 (Formerly Pro Glass Technologies, Inc. Canada)
                          Notes to Financial Statements
                             As of December 311 2001

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

b. Advertising, Rights & Customer list

The Company has entered into an exclusivity contract with various companies. The exclusivity enables Pro Glass to be the only auto glass company to deliver advertisements to patrons homes.

Cal Alta compiled a customer list over a 10-year period in the auto glass industry. The customer list enables Pro Glass to target customers based on historical data.

c. Consolidation

The accompanying financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.
                          Pro Glass Technologies, Inc.
                 (Formerly Pro Glass Technologies, Inc. Canada)
                          Notes to Financial Statements
                             As of December 31, 2001

         NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

d. cash and Cash Eguivalents

For the purposes of the, statement of cash flows, the Company considers all investments with a maturity of three months or less to be cash equivalents.

e. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value, and consists of auto windshields and related materials. The Company's inventory is very consistent and not material.

f. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the, reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

g. Accounts Receivable-Trade

Accounts receivable-trade consists of the following at December 31, 2001:

2001

Accounts receivable                                                      $32,742
Allowance for doubtful accounts                                                0
Total                                                                    $32,742

Management considers accounts receivable as of December 31, 2001 to be fully collectible.

h. Property and Equipment/Depreciation

Property and equipment are recorded at cost. Minor additions renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation and amortization is calculated using straight-line and accelerated methods for income tax purposes (five years for vehicles and equipment, and seven years for office furniture). Total depreciation for the three months ended December 31, 2001 and 2000 was $ 2,250 and $ 806, respectively. Amortization for the three months ended December 31, 2001 and 2000 was $ 3,030 and $ 4,957, respectively,

                          Pro Glass Technologies, Inc.
                 (Formerly Pro Glass Technologies, Inc. Canada)
                          Notes to Financial Statements
                             As of December 31, 2001

         NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

i. Revenue Recognition

The Company recognizes revenue from windshield repairs and replacements at the date the customer's job is completed.

j. Earnings Per Share

Earnings per share are provided in accordance with Statement of Financial Accounting Standards No. 128 (FAS No. 128) Earnings Per Share. Due to the Company's simple capital structure, with only common stock outstanding, only basic earnings per share is presented. Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding,

k. Leases

The Company leases two locations under an operating lease that expires on October 21, 2001 and March 31, 2002 (option renewal for a three year on both). Rent expense for December 31, 2001 and 2000 was $ 8,016 and $ 8,900, respectively. The Company also leases a vehicle under operating lease expiring through July 2001. Lease expenses for the vehicle for 2001 and 2000 and was $ 3,198 and $ 3,299, respectively. At December 31, 2001, minimum annual rental commitments under the property noncancelable lease were as follows:

                                Year Ending
                                   2000              $28,132
                                   2001              28,132
                                   2002              28,132




                          Pro Glass Technologies, Inc.
                 (Formerly Pro Glass Technologies, Inc. Canada)
                          Notes to Financial Statements
                             As of December 31, 2001

         NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

1. Income Taxes & Tax Recognition

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized, Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Income tax returns are reported to Canada and United States as required by regulated agencies.

NOTE 3. INVESTMENT

This represents the Company's acquisition of 150,0000 shares of $ 1.00 preferred stock in Triad Industries, Inc. in exchange for the FAA Enterprises, Inc. note receivable of $ 131,379. The remaining balance of $ 18,261 was recorded as a note payable to FAA Enterprises, Inc, Triad preferred stock is not considered trading securities and in accordance with paragraph 7 in SFAS 115 the Company has the intent and ability to hold those securities to maturity. The note payable was paid in the year ended September 30, 2001.

NOTE 4. INCOME TAX BENEFIT

              1998      Net Income / (Loss)                 (75,692)
              1998      Tax benefit carry forward            13,923
              1999      Income tax benefit                    4,501
              1999      Tax benefit carry forward            18,424
              2000      Income tax benefit                   34,346
              2000      Tax benefit carry forward            52,770
              2001      Income tax benefit                   47,362
              2001      Tax benefit carry forward           100,132
              2001      Income tax benefit I" quarter         8,960
              2001      Tax benefit carry forward      $     109,092


                          Pro Glass Technologies, Inc.
                 (Formerly Pro Glass Technologies, Inc. Canada)
                          Notes to Financial Statements
                             As of December 31, 2001

NOTE 5. SCHEDULE OF NET OPERATING LOSSES

1998 Net Operating Loss                                               $ (61,769)
1999 Net Operating Loss                                                 (25,502)
2000 Net Operating Loss                                                (101,230)
2001 Net Operating Loss                                                (117,028)
2001 Net operating Loss (12". Qtr.)                                     (50,776)
Net Operating Loss                                                    $ Q56,305)

As of December 31, 2001, the Company has net operating loss carryforwards of approximately $ 356,305 which will expire 20 years from the date the loss was incurred.

NOTE 6. PROPERTY & EQUIPMENT

A summary of property and equipment, and the related depreciation expense is as follows:
                                                      As fo            As of
                                                December 31       September 31
                                                      2001               2001
Office Equipment                                     $  26,069        $  26,285
Automobile                                              21,601            5,387
Total Office Equip. & Automobile                        47,670           31,672
Accumulated depreciation                              (117,273)         (15,161)

Net Property and Equipment                              30,397           16,511

Depreciation Expense                                     2,250            4,663

NOTE 7. INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                     As of           As of
                                              December 31,       September 30,
                                                       2001            2001
Advertising rights                                  $ 102,131         $ 102,980
Customer list                                          78,562            79,213
Less Accumulated Amortization                         (62,514)          (59,484)
                                                    $ 118,179         $ 122,709




                          Pro Glass Technologies, Inc.
                 (Formerly Pro Glass Technologies, Inc. Canada)
                          Notes to Financial Statements
                             As of December 31, 2001

NOTE 7. INTANGIBLE ASSETS (CONTINUED)

Advertising rights and customer list are being amortized on a straight-line basis over a ten-year period in accordance with APB 17. Intangible assets were acquired with the acquisition of Pro Glass Canada. The advertising rights are an exclusivity contract Pro Glass has to advertise to patrons homes. The customer list consists of clients compiled by Cal Alta of Canada over a ten year period in the auto glass industry. This customer list along with the advertising rights gives Pro Glass a valuable resource in which they can identify potential clients to advertise to because the list provides a demographic of the Company's customers. In accordance with paragraph 6 of FASB 121 the Company expects that future cash flows will be more than the carrying amount of the assets; therefore no impairment loss is being recognized.

NOTE 8. NOTE RECEIVABLE

The amount of $ 137,688 represents a receivable due to Pro Glass from Cal Alta (a related party) as of December 31, 2001. This amount was carried over from the merger between Pro Glass Canada and Pro Glass USA. Its an amount owed from Cal Alta which is a holding Company that is owned by an officer/stockholder. As of December 31, 2001 no interest or repayment schedule had been determined, Cal Alta has a $500,000 net asset value. Although Cal Alta is not generating income at the present time, their net value gives reason to believe that the receivable is fully collectable.

NOTE 9. CONTRIBUTED CAPITAL

The contributed capital of $ 40,000 represents management services that Mr. Frank Aiello donated to Pro Glass Technologies, Inc.

NOTE 10. FOREIGN CURRENCY TRANSLATION

Accounting for Pro Glass Technologies, Inc. is conducted in Canadian currency. As per our audit we convert figures on a quarterly basis in accordance with FASB # 52. The functional currency is in Canadian. Balance sheets for December 31, 2001 and September 30, 2001 were translated at their respective end rates of $1.591 and $ 1.578, respectively. Statement of operations, general and administrative and cash flows financial statements were reported on the weighted average for each respective year as required by FASB # 52.




                          Pro Glass Technologies, Inc.
                 (Formerly Pro Glass Technologies, Inc. Canada)
                          Notes to Financial Statements
                             As of December 31, 2001

NOTE 11. COMMON STOCK
On September 1, 1998 the Company issued 564,000 shares of common stock for cash @ $ .167 per share. As of September 30, 1998 there were 564,000 shares of common stock outstanding. On October 1, 1998 the Company issued 15,000,000 shares of common stock to R Aiello @ $ .02 a share. On March 31, 1999 the Company issued 1,0 10,000 shares of common stock for cash @ $.068 a share. On July 31, 1999 the Company issued 1, 140,000 shares of common stock for cash @ $ .068 a share. As of September 30, 1999 there were 17,714,000 shares of common stock outstanding. On October 21, 1999 (prior to the recapitalization) the Company had 3,000,000 shares of common stock outstanding, On December 7, 1999 the Company issued 1,247,049 shares of common stock for services rendered @ $ .10 a share. On January 11, 2000 the Company issued 350,000 shares of common stock for services rendered @ $ 11 a share. On April 3, 2000 the Company issued 250,000 shares of common stock for cash @ $ .27 a share. On April 10, 2000 the Company issued 121,400 shares of common stock for cash @ $ .34 a share. On June 14, 2000 the Company issued 10,000 shares of common stock for cash (P $34 a share. On September 9, 2001 the Company issued 474,000 shares of common stock for director fees @ $ .06 per share. On November 7, 2001 the Company issued 1,500,000 shares of common stock for officer salary 9 $ .04 a share. As of December 31, 2001 there were 24,666,449 shares of common stock outstanding.

NOTE 12. STOCKHOLDERS EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 200 1.

Common stock, $ 0.001 par value; 50,000,000 shares authorized; 23,166,449 and 23,166,449 shares issued and outstanding as of December 31,2001 and September 30, 2001, respectively.



                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     As of December 31, 2001 the Company has $358,078 in current assets compared to $90,335 in current liabilities. The major components of the current assets are $33,731 in accounts receivable of $137,688 in notes receivable, prepaid expenses of $48,213 and a income tax benefit of $109,092. The current liabilities are comprised of $83,147 in accounts payable, $471 in GST payable and $6,717 in notes payable. The company had approximately a 4 to 1 working capital ratio. Pro Glass Technologies, Inc., is involved in a best efforts financing in order to increase the Companys liquidity and capital resources.

Results of Operations

     For the three months ended December 31, 2001 the Company had revenues of $117,416 compared to $159,884 for the same period of 2000. Management has attributed the significant decline in revenues to be attributed to the economic slowdown caused by the September 11th catastrophe.

     For the three months ended December 31, 2001 the company had a net loss of $50,776 compared to a net loss of $12,125 for the same period of the year before. On decreased sales the company reported higher costs of sales. The biggest contributing factor was an increase in Glass and Molding costs of $2,790 when compared to the year before. Management has attributed this to a significant increase by PBG Canada, who supplies the company with most of its glass and molding supplies. Glass supplies more than doubled to $4,549 on decreased sales also due to the PBG increase. General and administrative costs remained relatively constant for the quarter ended December 31, 2001 when compared to the same period of the prior year.

Sale of Common Capital Stock

         None.

                            PART II OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

         None.




                                       16
                          ITEM 2. CHANGES IN SECURITIES

     On November 7, 2001 the Company issued 1,500,000 shares of common stock to Frank Aiello, the Companys president at $.04 per share for total consideration of $60,000. This stock issuance is for Mr. Aiellos management services for the year ended September 30, 2002. The $60,000 in consideration will be expensed at a rate of $5,000 per month. The balance that is not expensed it listed as an asset under prepaid expenses on the companys balance sheet.

                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         None.

                            ITEM 5. OTHER INFORMATION


         None.



                       ITEM 6. EXHIBITS AND REPORTS ON 8-K


         a.       None.




                                       17


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned hereto duly authorized.



                                                  Pro Glass Technologies, Inc.


Dated: February 14, 2002

                                                  By/S/ Frank Aiello
                                                        Frank Aiello
                                                        President
























                                                                S-1