Form 10QSB
period 2002-03-31
PRO GLASS TECHNOLOGIES INC
filed 2002-05-14
CIK 1116677

1


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-Q SB

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter report ended March 31, 2002
                                       or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

       Class                              Outstanding as of  March 31, 2002
Common Stock, $0.001                                22,224,249

                                        i








                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                                   Page

Item 1.                    Consolidated Financial Statements              1-2

                           Consolidated Balance Sheets  March 31, 2002
                              And September 30, 2001                      3-4

                           Consolidated Statements of Operations  six months
                              Ended March 31, 2002 and March 31, 2001     5

                           Consolidated Statement of Stockholders Equity  6-7

                           Consolidated Statements of Cash Flows  six months
                                Ended March 31, 2002 and March 31, 2001   8

                           Notes to Consolidated Financial Statements     9-15

Item 2.                    Managements Discussion and Analysis and
                              Result of  Operations                       16




                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                             16-17

Item 2.                    Changes in Security                           17

Item 3.                    Defaults Upon Senior Securities               17

Item 4.                    Submission of Matter to a Vote of             17
                               Securities Holders

Item 5.                    Other Information                             17

Item 6.                    Exhibits and Reports on Form 8-K              17

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

     The unaudited balance sheet of the Company as of March 31, 2002, and the related balance sheet of the Company derived from the Companys audited financial statements as of September 30, 2001, the unaudited statement of operations and cash flows for the six months ended March 31, 2002 and the statements of stockholders equity for the period from September 1, 1998 through through March 31, 2002 are attached hereto and incorporated herein by this reference.

     Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that can be expected for the year ending September 30, 2002.



                          Pro Glass Technologies, Inc.
                 (Formerly Pro Glass Technologies, Inc. Canada)
                          Notes to Financial Statements
                              As of March 31, 2002





                 296 H Street, 2nd Floor, Chula Vista, CA 91910
                     Tel: (619) 422-1348 Fax: (619) 422-1465
                                ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          ( A Professional Corporation)


Armando C. Ibarra, C.P.A.
Members of the California Society of
Armando Ibarra, Jr.,
C.P.A.
Certified Public Accountants


To the Board of Directors of
Pro Glass Technologies, Inc.
(Formerly Pro Glass Technologies, Inc. Canada)
Bay 8, 3927 Edmonton Tr. N.E.
Calgary, Alberta T2E 6T1


                         INDEPENDENT ACCOUNTANTS REPORT

     We have reviewed the accompanying balance sheets of Pro Glass Technologies, Inc. (Formerly Pro Glass Technologies, Inc. Canada) as of March 31, 2002 and September 30, 2001 and the related statements of operations, changes in stockholders equity, and cash flows for the three and six months ended March 31, 2002, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Pro Glass Technologies, Inc.
     A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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


___________________________
Armando C. Ibarra, CPA
May 2, 2002
Chula Vista, California



                                       Six Months
                                         Ended          Year Ended
                                       March 31,        September 30,
                                           2002               2001

                                     ASSETS

Current Assets

Cash                                     (14,111)      25,432
                                                       72,348
Accounts receivable                       52,445       52,052

Other receivable                             986          997

Due from Cal Alta                         39,653      138,831

Inventory                                 14,919       14,594
                                                       28,400
Earned discounts receivable                    -       11,534

Prepaid expense                            4,107        5,517

Income tax benefit                       141,868      100,132
                ---------------------------------------------

Total Current Assets                     239,867      349,087

Net Property & Equipment                  28,401       16,511

Other Assets
Investment                               150,000      150,000
Net intangible assets                    116,755      122,709
                ---------------------------------------------

Total Other Assets                       266,755      272,709
                          -----------------------------------
TOTAL ASSETS                             535,023      638,307
                =============================================


LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable                         116,704    $  80,022

GST payable                               16,167        1,201

Salary payable                                 -       10,942
                ---------------------------------------------

Total Current Liabilities                132,871       92,165

Stockholders' Equity
                ---------------------------------------------
Common stock, ($0.001 par value,
50,000,000 shares
authorized; 22,224,249 and
23,166,449 shares issued and 269,780
outstanding as of March
31, 2002 and September 30,
                                                      269,780
2001, respectively)                       22,224       23,166

Additional paid-in capital               793,405      830,151

Retained earnings (deficit)             (413,757)    (305,529)

Foreign currency translation
adjustment                                   280       (1,646)
                ---------------------------------------------

Total Stockholders' Equity               402,152      546,142

TOTAL LIABILITIES
& STOCKHOLDERS' EQUITY                   535,023      638,307





                                             Six Months        Six Months
                                               Ended            Ended
                                             March 31,         March 31,
                                               2002              2001
                                   --------------------    -------------------
REVENUES

Sales                                     $    222,642         258,464


Total Revenues                                 222,642         258,464


COSTS OF SALES

Glass & moldings                               109,742         104,851

Glass supplies                                  13,236           5,248

Sub. contractors                                11,704          20,151

Depreciation & amortization                      4,482          12,038


Total Costs of Sales                           139,164         142,288


GROSS PROFIT                                    83,478         116,176


GENERAL & ADMINISTRATIVE EXPENSES              232,874         241,345


Operating Income (Loss)                       (149,396)       (125,169)

Other Income / (Expenses)

Interest income                                      -              16

Interest expense                                  (568)            (39)


Total Other Income / (Expenses)                   (568)            (23)


NET INCOME / (LOSS) BEFORE INCOME TAXES       (149,964)       (125,192)

(PROVISION FOR INCOME TAXES) - BENEFIT    $     41,736          26,111


NET INCOME / (LOSS)                       $   (108,228)        (99,081)


BASIC EARNING (LOSS) PER SHARE            $      (0.00)          (0.00)


WEIGHTED AVERAGE NUMBER OF

COMMON SHARES OUTSTANDING                   23,159,000      22,692,449







                                 Three months     Three months
                                    ended            ended
                                 March 31          March 31
                                   2002               2001




REVENUES

Sales                            $    109,030    $     98,580
                         ------------------------------------


Total Revenues                        109,030          98,580


COSTS OF SALES

Glass & moldings                       48,068          45,914

Glass supplies                          8,670           3,094

Sub. contractors                        5,987          10,553

Depreciation & amortization             2,231           6,275
                         ------------------------------------


Total Costs of Sales                   64,956          65,836


GROSS PROFIT                           44,074          32,745
                         ------------------------------------


GENERAL & ADMINISTRATIVE
EXPENSES                              136,734         143,631
                         ------------------------------------


Operating Income (Loss)               (92,660)       (110,886)

Other Income / (Expenses)

Interest income                             -               -

Interest expense                         (582)            (39)
                         ------------------------------------


Total Other Income
/ (Expenses)                             (582)            (39)


NET INCOME / (LOSS)
BEFORE INCOME TAXES                   (93,242)       (110,925)

(PROVISION FOR INCOME
TAXES) - BENEFIT                 $     19,952    $     23,971
                         ------------------------------------


NET INCOME / (LOSS)              $    (73,290)   $    (86,955)
                         ====================================


BASIC EARNING (LOSS) PER SHARE   $      (0.00)   $      (0.00)
                         ====================================


WEIGHTED AVERAGE NUMBER OF

COMMON SHARES OUTSTANDING          22,224,249      22,692,449
                         ====================================







                                        Common           Common    Additional
                                                         Shares       Stock
-------------------------------------------------------------------------------

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

Operating Income
September 30, 1999
------------------------------------------------------------------------------


Balance, September
30, 1999                                 17,714,000       17,714       534,004
==============================================================================

Recapitalization
(note 1)
                                          3,000,000        3,000        (2,919)

Common shares issued December 7, 1999
for services rendered @
$ .099 a share
                                          1,247,049        1,247       122,459

Common Shares issued January 11, 2000
for services rendered @
$ .106 a share
                                            350,000          350        36,830

Common Shares issued April 3, 2000
for cash @
$ .27 a share
                                            250,000          250        67,250

Common Shares issued April 10, 2000
for cash @
$ .34 a share
                                            121,400          121        41,171

Common Shares issued June 14, 2000
for cash @
$ .34 a share
                                             10,000           10         3,390

Foreign currency
translation adjustment
                                                  -            -             -

Operating loss
September 30, 2000
                                                  -            -             -

------------------------------------------------------------------------------
Balance, September
30, 2000                                 22,692,449       22,693       802,185

==============================================================================








                                           Retained
                                           earnings
                                           (deficit        Total


Common shares issued September 1, 1998

for cash @ $.167 per share                    $      -    $  93,914


Operating loss September 30, 1998              (61,769)     (61,769)



Balance, September 30, 1998                    (61,769)      32,144
-------------------------------------------------------------------


Common shares issued October 1, 1998

to F. Aiello @ $ .02 a share                         -      271,605

Common shares issued March 31, 1999
for cash @ $ .068 a share
                                                     -       68,680

Common shares issued July 31, 1999
for cash @ $ .068 a share
                                                     -       77,520


Contributed capital for services (note 10)           -       40,000


Foreign currency translation adjustment              -         (352)

Operating Income September 30, 1999
-------------------------------------------------------------------


Balance, September 30, 1999                    (87,271)     464,095
===================================================================

Recapitalization (note 1)
                                                     -           81

Common shares issued December 7, 1999
for services rendered @ $ .099 a share
                                                     -      123,706

Common Shares issued January 11, 2000
for services rendered @ $ .106 a share
                                                     -       37,180

Common Shares issued April 3, 2000
for cash @ $ .27 a share
                                                     -       67,500

Common Shares issued April 10, 2000
for cash @ $ .34 a share
                                                     -       41,292

Common Shares issued June 14, 2000
for cash @ $ .34 a share
                                                     -        3,400

Foreign currency translation adjustment
                                                     -        1,895

Operating loss September 30, 2000
                                              (101,230)    (101,230)

-------------------------------------------------------------------
Balance, September 30, 2000                   (188,501)     637,919

===================================================================








                                        Common          Common      Additional
                                        Share           Stock        Paid in
                                                        Amount      Capital

--------------------------------------------------------------------------------
Balance, September
30, 2000                                22,692,449    $    22,692    $   802,185
================================================================================

Common Shares issued September 9, 2001
for director fees @ $
..06 a share
                                           474,000            474         27,966


Foreign currency translation
adjustment                                       -              -            -

Operating loss September
30, 2001                                         -              -              -

--------------------------------------------------------------------------------
Balance, September
30, 2001                                23,166,449         23,166        830,151

================================================================================

Common Shares issued November 7, 2001
for officer salary
@ $ .04 a share
                                         1,500,000          1,500         58,500

Cancellation of stock
@ $ .04 a share
                                       (2,442,200)        (2,442)       (95,246)

Foreign currency translation adjustment          -              -              -

Operating loss March
31, 2002                                         -              -              -

--------------------------------------------------------------------------------
Balance, March 31,
    2002                               22,224,249    $    22,224    $   793,405
================================================================================




                                        Retained       total
                                        earnings
                                        (deficit)


----------------------------------------------------------------
Balance, September
30, 2000                                  $(188,501)   $ 637,919
================================================================

Common Shares issued September 9, 2001
for director fees @ $ .06 a share
                                                  -       28,440


Foreign currency translation
adjustment                                        -       (3,189)

Operating loss September
30, 2001                                   (117,028)    (117,028)

----------------------------------------------------------------
Balance, September
30, 2001                                   (305,529)     546,142

================================================================

Common Shares issued November 7, 2001
for officer salary
@ $ .04 a share
                                                  -       60,000

Cancellation of stock
@ $ .04 a share
                                                  -      (97,688)


Foreign currency
translation adjustment                            -        1,926

Operating loss
March 31, 2002                             (108,228)    (108,228)

----------------------------------------------------------------
Balance,
March 31, 2002                            $(413,757)   $ 402,152
================================================================



                                  Six Months             Six Months
                                    Ended                   Ended
                                   March 31,               March 31,
                                   2002                   2001
                                 --------------    -------------------


CASH FLOWS FROM OPERATING ACTIVITIES


Net income / (loss)                     (108,228)   $ (99,081)

Depreciation expense                       4,482       12,038

(Increase) / decrease
in accounts receivable                      (384)      27,078

(Increase) in notes
receivable                                99,649       (7,612)

(Increase) / decrease
in inventory                                (327)      (9,614)

(Increase) / decrease
in prepaid expenses                        1,417          921

(Increase) / decrease
in other assets                            5,982        8,826
(Increase) / decrease
in provision for unearned discounts
                                          11,589      (14,960)

(Increase) / decrease
in income tax benefit                    (41,934)     (26,111)

Increase / (decrease)
in accounts payable                       51,893        5,652

Increase / (decrease)
in notes payable                         (10,994)     (49,137)


Net cash provided / (used)
by operating activities                   13,145     (152,000)

CASH FLOWS FROM INVESTING ACTIVITIES


Acquisition of property
& equipment                              (16,293)      (4,587)


Net cash provided / (used)
by investing activities                  (16,293)      (4,587)

CASH FLOWS FROM FINANCING ACTIVITIES


Common stock                              (2,442)           -

Additional paid-in capital               (36,746)           -


Net cash provided / (used)
by financing activities                  (39,188)           -


Effect of exchange rate
changes on cash                            2,793        2,423


Net increase / (decrease) in cash        (39,543)    (154,164)


Cash at beginning of period               25,432      154,423

Cash at end of period                    (14,111)   $     259
Supplemental cash flows disclosures


Cash paid during period for interest         568    $      39








                                      Three Months        Three Months
                                        Ended              Ended
                                        March 31,          March 31,
                                          2002                2001
                                     ------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES

                                                          $
Net income / (loss)                    $(73,290)    (86,955)

Depreciation expense                      2,231       5,763

(Increase) / decrease
in accounts receivable                  (19,709)      6,409

(Increase) in notes
receivable                               98,078      43,814

(Increase) / decrease
in inventory                                 39      (4,106)

(Increase) / decrease in
prepaid expenses                         44,125      (3,616)

(Increase) / decrease in
other assets                              1,425       8,826
(Increase) / decrease in
provision for unearned discounts         14,276      (3,529)

(Increase) / decrease
in income tax benefit                   (31,980)    (24,760)

Increase / (decrease)
in accounts payable                      49,275      (8,092)

Increase / (decrease)
in notes payable                              -      (5,520)
                           --------------------------------


Net cash provided / (used)
by operating activities                  84,470     (71,764)

CASH FLOWS FROM INVESTING ACTIVITIES


Acquisition of property
& equipment                                   -      (2,100)
                           --------------------------------


Net cash provided / (used)
by investing activities                       -      (2,100)

CASH FLOWS FROM FINANCING ACTIVITIES


Common stock                             (3,942)          -

Additional paid-in capital              (95,246)          -
                           --------------------------------


Net cash provided / (used)
by financing activities                 (99,188)          -


Effect of exchange
rate changes on cash                        481       2,393


Net increase /
(decrease) in cash                      (14,237)    (71,471)


Cash at beginning of period                 126      71,730
                           --------------------------------



Cash at end of period                  $(14,111)        259
                           ================================

Supplemental cash flows
disclosures

                                                          $
Cash paid during
period for interest                    $     17          39
                           ================================











NOTE  1.  OPERATIONS AND DESCRIPTION OF BUSINESS

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


NOTE  2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

g.  Accounts Receivable-Trade

Accounts receivable-trade consists of the following at March 31, 2002:

                                                                    2002
Accounts receivable                                                      $53,431
Allowance for doubtful accounts                                                0
                                                           ---------------------
Total                                                                    $53,431
                                                           =====================

     Management considers accounts receivable as of March 31, 2002 to be fully collectible.

h.  Property and Equipment/Depreciation

     Property and equipment are recorded at cost. Minor additions renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation and amortization is calculated using straight-line and accelerated methods for income tax purposes (five years for vehicles and equipment, and seven years for office furniture). Total depreciation and amortization for the six months ended March 31, 2002 and 2001 was $ 4,482 and $ 12,038 respectively.




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

k.  Leases

     The Company leases two locations under an operating lease that expires on October 21, 2001 and March 31, 2002 (option renewal for a three year on both). Rent expense for March 31, 2002 and 2001 was $ 18,585 and $ 17,917, respectively. The Company also leases a vehicle under operating lease expiring through July 2001. Lease expenses for the vehicle for 2002 and 2001 and was $ 6,275 and $ 6,641, respectively. At December 31, 2001, minimum annual rental commitments under the property non-cancelable lease were as follows:


                               Year Ending
                                  2000                $ 28,132
                                  2001                  28,132
                                  2002                  28,132



l.  Income Taxes & Tax Reporting

     Income taxes are provided in accordance with Statement of Financial accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards.

     Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.





NOTE  2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

l.  Income Taxes & Tax Reporting (continued)


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

     This represents the Companys acquisition of 150,0000 shares of $ 1.00 preferred stock in Triad Industries, Inc. in exchange for the FAA Enterprises, Inc. note receivable of $ 137,379. The remaining balance of $ 18,261 was recorded as a note payable to FAA Enterprises, Inc. Triad preferred stock is not considered trading securities and in accordance with paragraph 7 in SFAS 115 the Company has the intent and ability to hold those securities to maturity. The note payable was paid in the year ended September 30, 2001.


NOTE  4.  INCOME TAX BENEFIT


                  1998         Net Income / (Loss)                    $ (75,692)
                                                              -----------------
                  1998         Tax benefit carry forward                 13,923
                  1999         Income tax benefit                         4,501
                                                              -----------------
                  1999         Tax benefit carry forward                 18,424
                  2000         Income tax benefit                        34,346
                                                              -----------------
                                                              -----------------
                  2000         Tax benefit carry forward                 52,770
                  2001         Income tax benefit                        47,362
                                                              -----------------
                                                              -----------------
                  2001         Tax benefit carry forward                100,132
                  2002         Income tax benefit 2nd quarter            41,736
                                                              -----------------
                                                              -----------------
                  2002         Tax benefit carry forward              $ 141,868
                                                              =================









NOTE  5.  SCHEDULE OF NET OPERATING LOSSES

                  1998         Net Operating Loss                     $ (61,769)
                  1999         Net Operating Loss                       (25,502)
                  2000         Net Operating Loss                      (101,230)
                  2001         Net Operating Loss                      (117,028)
                  2002         Net Operating Loss (2nd. Qtr.)          (108,228)
                                                              -----------------
                                                              -----------------
                               Net Operating Loss                     $(413,757)
                                                              =================

     As of March 31, 2002, the Company has a net operating loss carryforward of approximately $ 413,575 which will expire 20 years from the date the loss was incurred.


NOTE  6.  PROPERTY & EQUIPMENT

     A summary of property and equipment, and the related depreciation expense is as follows:

                                             As of                        As of
                                   March 31, 2002                March 31, 2001

Office Equipment                                      $ 26,069         $ 24,185
Automobile                                              21,601            5,514
                                    -------------------------------------------
Total Office Equip. & Automobile                        47,670           29,599
Accumulated depreciation                               (19,269)         (12,736)
                                    -------------------------------------------
Net Property and Equipment                            $ 28,401         $ 16,864
                                    ===========================================



NOTE  7. INTANGIBLE ASSETS

Intangible assets consist of the following:

                                         As of                         As of
                                  March 31, 2002                March 31, 2001

Advertising rights                                  $ 102,131         $ 103,503
Customer list                                          78,562            79,618
Less Accumulated Amortization                         (63,938)          (49,569)
                                   --------------------------------------------

Total Intangible Assets                             $ 116,755         $ 133,552
                                   ============================================






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


NOTE  8.  NOTE RECEIVABLE  RELATED PARTY TRANSACTION

     The amount of $39,653 represents a receivable due to Pro Glass from Cal Alta (a related party) as of March 31, 2002. This amount was carried over from the merger between Pro Glass Canada and Pro Glass USA. Its an amount owed from Cal Alta which is a holding Company that is owned by an officer/stockholder. As of March 31, 2002 no interest or repayment schedule had been determined. Cal Alta has a $500,000 net asset value. Although Cal Alta is not generating income at the present time, their net value gives reason to believe that the receivable is fully collectable.


NOTE  9. CONTRIBUTED CAPITAL

     The contributed capital of $ 40,000 represents management services that Mr. Frank Aiello donated to Pro Glass Technologies, Inc.


NOTE  10.  FOREIGN CURRENCY TRANSLATION

     Accounting for Pro Glass Technologies, Inc. is conducted in Canadian currency. As per our review we convert figures on a period basis in accordance with FASB # 52. The functional currency is in Canadian. Balance sheet for March 31, 2002 were translated at their quarter period ended rate of $1.59530.
Statement of operations, general and administrative and cash flows financial statements were reported on the weighted average for three and six months ended March 31, 2002 as required by FASB # 52.







NOTE  11.  COMMON  STOCK

     On September 1, 1998 the Company issued 564,000 shares of common stock for cash @ $ .167 per share. As of September 30, 1998 there were 564,000 shares of common stock outstanding. On October 1, 1998 the Company issued 15,000,000 shares of common stock to F. Aiello @ $ .02 a share. On March 31, 1999 the Company issued 1,010,000 shares of common stock for cash @ $ .068 a share. On July 31, 1999 the Company issued 1,140,000 shares of common stock for cash @ $ ..068 a share. As of September 30, 1999 there were 17,714,000 shares of common stock outstanding. On October 21, 1999 (prior to the recapitalization) the Company had 3,000,000 shares of common stock outstanding. On December 7, 1999 the Company issued 1,247,049 shares of common stock for services rendered @ $ ..10 a share. On January 11, 2000 the Company issued 350,000 shares of common stock for services rendered @ $ .11 a share. On April 3, 2000 the Company issued 250,000 shares of common stock for cash @ $ .27 a share. On April 10, 2000 the Company issued 121,400 shares of common stock for cash @ $ .34 a share. On June 14, 2000 the Company issued 10,000 shares of common stock for cash @ $ .34 a share. On September 9, 2001 the Company issued 474,000 shares of common stock for director fees @ $ .06 per share. On November 7, 2001 the Company issued 1,500,000 shares of common stock for officer salary @ $ .04 a share. The Company cancelled 2,442,200 shares of common stock for debt cancellation @ $ .04 a share. As of March 31, 2002 there were 22,224,249 shares of common stock outstanding.


NOTE 12.  STOCKHOLDERS EQUITY

     The stockholders equity section of the Company contains the following classes of capital stock as of March 31, 2002. Common stock, $ 0.001 par value; 50,000,000 shares authorized; 22,224,249 and 23,166,449 shares issued and outstanding as of March 31, 2002 and September 30, 2001, respectively.








                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     As of March 31, 2002 the Company has $239,867 in total current assets and current liabilities of $132,871. This gives the Company a 1.8 to 1working capital ratio. The Company is involved in a best efforts financing in order to increase the Companys liquidity and capital resources.

     The current assets are comprised of a bank overdraft in the amount of $14,111, accounts receivable of $93,084, inventory of $ 14,919, prepaid expenses $4,107 and an income tax benefit of $141,868. The current liabilities are comprised of $116,704 in accounts payable and $16,167 in GST payable.

Results of Operations

     For the six months ending March 31, 2002, the Company had a net loss of $(108,228) compared to a net loss of $(99,081) for the same period the year before. Costs of sales decreased $3,l24 mostly due to a $7,988 decrease in cost of sub contractors. General and administrative expenses decreased $8,471 for the first six months of 2002 compared to the same period of 2001.

     The Company had revenues of $222,642 for the six months ended March 31, 2002 compared to $258,464 for the same period last year.

     For the three months ending March 31, 2002 the Company had a net loss of $(73,290). General and administrative expenses decreased $6,897 for the second quarter of 2002 compared to the same period of 2001.

     The Company had revenues of $109,030 for the three months ended March 31, 2002 compared to $98,580 for the same period last year.

Sale of Common Capital Stock

         None.

                            PART II OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

         None.

                          ITEM 2. CHANGES IN SECURITIES

     On March 5, 2002 the Frank Aiello had the Company retire 2,422,200 shares of common stock at $.04 per share. The shares were retired for the cancellation of debt.

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



                                                 Pro Glass Technologies, Inc.


Dated: May 14,2002

                                                 By/S/ Frank Aiello
                                                   Frank Aiello
                                                   President























                                                                  S-1