Form 10QSB
period 2002-06-30
PRO GLASS TECHNOLOGIES INC
filed 2002-08-12
CIK 1116677

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                  FORM 10-Q SB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter report ended June 30, 2002
                                       or

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

                  300-369 Queens Way Ave., Kelowna B.C. V1Y8E64
                     (Address of principal executive office)

          Registrants telephone no., including area code (250) 762-8082

                    (Former name, changed since last report)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

                  Class                      Outstanding as of June 30, 2002
          Common Stock, $0.001                     1,131,213

                                        i





                                TABLE OF CONTENTS
                          PART 1. FINANCIAL INFORMATION

Heading                                                                   Page

Item 1.                    Financial Statements                            2

                           Balance Sheets  June 30, 2002
                              And September 30, 2001                       3-4

                           Statements of Operations  nine months
                              Ended June 30, 2002 and June 30, 2001       5

                           Statement of Stockholders Equity               6-9

                           Statements of Cash Flows  nine months
                              Ended June 30, 2002 and June 30, 2001       10-11

                           Notes to Financial Statements                  12-17

Item 2.                    Managements Discussion and Analysis and
                              Result of Operations                        18-19




                           PART II. OTHER INFORMATION

Item 1.                    Legal Proceedings                             19

Item 2.                    Changes in Security                           19

Item 3.                    Defaults Upon Senior Securities               19

Item 4.                    Submission of Matter to a Vote of            19-20
                               Securities Holders

Item 5.                    Other Information                            20

Item 6.                    Exhibits and Reports on Form 8-K              20

                           Signatures                                   21






                                       ii






                         PART 1  FINANCIAL INFORMATION

                          Item 1. Financial Statements


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

     The unaudited balance sheet of the Company as of June 30, 2002, and the related balance sheet of the Company as of September 30, 2001, which was derived from the Companys audited financial statements, the unaudited statement of operations and cash flows for the nine months ended June 30, 2002 and the statement of stockholders equity for the period from September 1,1998 through June 30, 2002 are attached hereto and incorporated herein by this reference.

     Operating results for the quarter ended June 30, 2002 are not necessarily indicative of the results that can be expected for the year ending September 30, 2002.


                                ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          ( A Professional Corporation)


Armando C. Ibarra, C.P.A.
Members of the California Society of
Armando Ibarra, Jr.,C.P.A.
Certified Public Accountants


To the Board of Directors of
Pro Glass Technologies, Inc.
(Formerly Pro Glass Technologies, Inc. Canada)
Bay 8, 3927 Edmonton Tr. N.E.
Calgary, Alberta T2E 6T1


                         INDEPENDENT ACCOUNTANTS REPORT

We have reviewed the accompanying consolidated balance sheets of Pro Glass Technologies, Inc. (Formerly Pro Glass Technologies, Inc. Canada) as of June 30, 2002 and September 30, 2001 and the related consolidated statements of operations, statements of comprehensive income, changes in stockholders equity, and cash flows for the nine and three months ended June 30, 2002, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Pro Glass Technologies, Inc.

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



___________________________
Armando C. Ibarra, CPA


July 26, 2002
Chula Vista, California

                                    Nine Months
                                      Ended       Year Ended
                                     June 30,     September 30,
                                       2002          2001

                                     ASSETS

Current Assets

Cash                                       132       25,432
                                                     72,348
Accounts receivable                     77,047       52,052

Other receivable                             -          997

Due from Cal Alta                       46,535      138,831

Inventory                                5,267       14,594

Marketable securities                    9,000            -
                                                     28,400
Earned discounts receivable              3,357       11,534

Prepaid expenses                         4,313        5,517

Income tax benefit                     234,113      100,132

              ---------------------------------------------

Total Current Assets
                                       379,764      349,087

Net Property & Equipment
                                        27,436       16,511

Other Assets
Investment
                                             -      150,000
Net intangible assets                        -      122,709
              ---------------------------------------------

Total Other Assets                           -      272,709
                        -----------------------------------
TOTAL ASSETS
                                       407,200      638,307
              =============================================


LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable                       168,144    $  80,022

GST payable                              3,233        1,201

Note payable                            15,700            -

Salary payable                               -       10,942
              ---------------------------------------------

Total Current Liabilities               79,073
                                       187,077       92,165

Stockholders' Equity
              ---------------------------------------------
Common stock, ($0.001 par value,
50,000,000 shares
authorized; 1,131,213 and
1,158,323 shares issued and
outstanding as of June 30,
2002 and September 30,
2001, respectively.)                     1,133        1,160

Paid-in capital                        819,696      852,157

Retained earnings
(deficit)                             (498,226)    (305,529)

Comprehensive (loss)                  (102,760)           -

Foreign currency
translation adjustment                     280       (1,646)
              ---------------------------------------------

Total Stockholders' Equity
                                       220,123      546,142

                        -----------------------------------
Total liabilities
& STOCKHOLDERS' EQUITY
                                       407,200      638,307
              =============================================











                                   Nine Months             Nine Months
                                    Ended                   Ended
                                    June 30,                June 30,
                                     2002                    2001

Income
                                    $    493,145         496,847


Total Revenues                           493,145         496,847


Costs of Sales

Glass & moldings                         247,545         209,910

Glass supplies                            28,938          12,306

Sub. contractors                          16,558          28,855


Total Costs of Sales                     293,041         251,071


Gross Profit                             200,104         245,776

Operating Costs

Depreciation &
amortization                               6,818          18,382

General & Administrative
Expenses                                 361,673         348,813
                            ------------------------------------


Total Operating Costs                    368,491         367,195


Net Operating Income
/ (Loss)                                (168,387)       (121,419)

Other Income (Expenses)

Interest income                                -              16

Interest expense                          (1,115)            (39)

Loss on impairment                      (118,936)              -


Total Other Income
(Expenses)                              (120,051)            (23)


NET INCOME (LOSS)
BEFORE INCOME TAXES                     (288,438)       (121,442)


INCOME TAX (PROVISION) / BENEFIT          95,741          30,612

NET INCOME (LOSS)
                                    $   (192,697)        (90,830)


BASIC EARNING (LOSS) PER SHARE
                                    $      (0.01)          (0.00)


WEIGHTED AVERAGE NUMBER OF

COMMON SHARES OUTSTANDING             22,847,416      22,692,449








                                   Three Months      Three Months
                                      Ended            Ended
                                      June 30,        June 30,
                                      2002              2001

Revenues

Income
                                 $    272,773         238,383

Total Revenues                        272,773         238,383


Costs of Sales

Glass & moldings                      138,986         105,059

Glass supplies                         15,831           7,058

Sub. contractors                        4,839           8,704


Total Costs of Sales                  159,656         120,821


Gross Profit                          113,117         117,562

Operating Costs

Depreciation &
amortization                            2,337           6,344

General & Administrative
Expenses                              129,330         107,468


Total Operating Costs                 131,667         113,812


Net Operating Income / (Loss)         (18,550)          3,750

Other Income (Expenses)

Interest income                             -               -

Interest expense                         (551)              -

Loss on impairment                   (118,936)              -


Total Other Income
(Expenses)                           (119,487)              -

NET INCOME (LOSS) BEFORE
INCOME TAXES                         (138,037)          3,750


INCOME TAX (PROVISION)
/ BENEFIT                              37,093            (563)

NET INCOME (LOSS)
                                  $   (100,944)          3,187


BASIC EARNING (LOSS) PER SHARE
                                 $      (0.00)           0.00


WEIGHTED AVERAGE NUMBER OF

COMMON SHARES OUTSTANDING            22,224,249      22,692,449














                          Pro Glass Technologies, Inc.
                 (Formerly Pro Glass Technologies, Inc. Canada)
                    Statement of Comprehensive Income (Loss)

                                 Nine Months             Nine Months
                                   Ended                   Ended
                                  June 30,                June 30,
                                    2002                    2001


Net Income (Loss) - Net of Tax
                                 $(192,697)   $             (90,830)

Other Comprehensive (Loss) :


Unrealized gain (loss)
on securities                     (141,000)                       -
Total Other Comprehensive
(Loss)
                                  (141,000)                       -
Comprehensive Income (Loss)
Before Income Taxes
                                 $(141,000)                     $ -

(Provision For Income
Taxes) - Benefit
Related to Items of
Comprehensive Income                38,240                        -

Comprehensive
Income (Loss)
                                 $(102,760)                     $ -








                              Three Months           Three Months
                                Ended                  Ended
                               June 30,               June 30,
                                  2002                   2001


Net Income (Loss) - Net of Tax
                                 $(100,944)   $              3,187

Other Comprehensive (Loss) :


Unrealized gain (loss)
on securities                     (141,000)                      -
Total Other Comprehensive
(Loss)
                                  (141,000)                      -

Comprehensive Income (Loss)
Before Income Taxes
                                 $(141,000)                    $ -

(Provision For Income
Taxes) - Benefit
Related to Items of
Comprehensive Income                38,240                       -


Comprehensive
Income (Loss)
                              $   (102,760)                      -





                                          Common       Common     Additional
                                          Shares       Stock       Paid in
                                                       Amount      Capital


Common shares issued September 1, 1998

for cash @ $3.33 a share                     28,200   $      28   $  93,885

Operating loss September 30, 1998                 -           -           -


Balance, September 30, 1998                  28,200          28      93,885
---------------------------------------------------------------------------


Common shares issued October 1, 1998

to F. Aiello @ $0.36 a share                750,000         750     270,855

Common shares issued March 31, 1999
for cash @ $1.36 a share
                                             50,500          51      68,629

Common shares issued July 31, 1999
for cash @ $1.36 a share
                                             57,000          57      77,463


Contributed capital for services                  -           -      40,000


Foreign currency translation adjustment           -           -           -


Operating loss September 30, 1999                 -           -           -


Balance, September 30, 1999                 885,700         886     550,832
---------------------------------------------------------------------------


Recapitalization (note 1)                   150,000         150         (69)

Common shares issued December 7, 1999
for services rendered @ $1.98 a share
                                             62,353          62     123,644

Common shares issued January 11, 2000
for services rendered @ $2.12 a share
                                             17,500          18      37,162

Common shares issued April 3, 2000
for cash @ $5.40 a share
                                             12,500          13      67,487

Common shares issued April 10, 2000
for cash @ $6.80 a share
                                              6,070           6      41,286

Common shares issued June 14, 2000
for cash @ $6.80 a share
                                                500           1       3,399


Foreign currency translation adjustment       1,895

Operating loss September 30, 2000                 -           -           -

---------------------------------------------------------------------------
Balance, September 30, 2000               1,134,623       1,136     823,741










                                        Retained        Comprehensive  Total
                                        Earnings        Income
                                        (deficit)       (loss)

Common shares issued September 1, 1998

for cash @ $3.33 a share                    $     -     $      -   $  93,913


Operating loss September 30, 1998           (61,769)           -     (61,769)


Balance, September 30, 1998                 (61,769)           -      32,144


Common shares issued October 1, 1998

to F. Aiello @ $0.36 a share                      -            -     271,605

Common shares issued March 31, 1999
for cash @ $1.36 a share
                                                  -            -      68,680

Common shares issued July 31, 1999
for cash @ $1.36 a share
                                                  -            -      77,520


Contributed capital for services                  -            -      40,000


Foreign currency translation adjustment        (352)
Operating loss September 30, 1999                 -            -     (25,502)
----------------------------------------------------------------------------


Balance, September 30, 1999                 (87,271)           -     464,095
----------------------------------------------------------------------------

Recapitalization (note 1)                         -            -          81

Common shares issued December 7, 1999
for services rendered @ $1.98 a share
                                                  -            -     123,706

Common shares issued January 11, 2000
for services rendered @ $2.12 a share
                                                  -            -      37,180

Common shares issued April 3, 2000
for cash @ $5.40 a share
                                                  -            -      67,500

Common shares issued April 10, 2000
for cash @ $6.80 a share
                                                  -            -      41,292

Common shares issued June 14, 2000
for cash @ $6.80 a share
                                                  -            -       3,400


Foreign currency translation adjustment       1,895

Operating loss September 30, 2000          (101,230)           -    (101,230)

   -------------------------------------------------------------------------
Balance, September 30, 2000                (188,501)           -     637,919
                                                                           -
----------------------------------------------------------------------------




                                            Common        Common      Additional
                                             Shares       Stock       Paid in
                                                           Amount     Capital

Balance, September 30, 2000                1,134,623         1,136       823,741

Common shares issued September 9, 2001
for director fees @ $1.20 a share
                                              23,700            24        28,416


Foreign currency translation adjustment            -             -             -


Comprehensive income September 30, 2001            -             -             -

Operating loss September 30, 2001                  -             -             -
--------------------------------------------------------------------------------

Balance, September 30, 2001                1,158,323         1,160
--------------------------------------------------------------------------------

Common shares issued November 7, 2001
for officer salary @ $0.80 a share
                                              75,000            75        59,925


Cancellation of stock @ $0.80 a share       (122,110)         (122)     (97,566)

Common stock issued April 1, 2002
for services rendered @ $0.26 a share
                                 20,000           20         5,180         5,200


Foreign currency translation adjustment            -             -             -

Comprehensive (loss) June 30, 2002                 -             -             -

Operating loss June 30, 2002                       -             -             -

Balance, June 30, 2002                     1,131,213    $    1,133    $  819,696





                                           Retained     Comprehensive   Total
                                            Earnings         Income
                                            (deficit)     (loss)

Balance, September 30, 2000                (188,501)           -      637,919
                                                                            -

Common shares issued September 9, 2001
for director fees @ $1.20 a share
                                                  -            -       28,440


Foreign currency translation adjustment           -            -       (3,189)


Comprehensive income September 30, 2001           -            -            -

Operating loss September 30, 2001          (117,028)           -     (117,028)


Balance, September 30, 2001                (305,529)           -      546,142

Common shares issued November 7, 2001
for officer salary @ $0.80 a share
                                                  -            -       60,000


Cancellation of stock @ $0.80 a share             -            -      (97,688)

Common stock issued April 1, 2002
for services rendered @ $0.26 a share
                                                  -            -        5,200


Foreign currency translation adjustment           -            -        1,926


Comprehensive (loss) June 30, 2002                -     (102,760)    (102,760)

Operating loss June 30, 2002               (192,697)           -     (192,697)
-----------------------------------------------------------------------------
Balance, June 30, 2002                    $(498,226)   $(102,760)   $ 220,123









                                               Nine Months     Nine Months
                                                Ended            Ended
                                               June 30,         June 30,
                                                2002             2001


CASH FLOWS FROM OPERATING ACTIVITIES


Net income (loss)                                   (295,457)   $ (90,830)

Depreciation &
amortization expense                                   4,482       18,382

(Increase) decrease
in accounts receivable                               (24,081)       9,513

(Increase) decrease
in notes receivable                                   89,880      (33,378)

(Increase) decrease in inventory                       8,986       (6,484)

(Increase) decrease
in marketable securities                               3,000            -

(Increase) decrease
in prepaid expenses                                    1,160        2,976

(Increase) decrease
in other assets                                            -        1,835
(Increase) decrease
in provision for unearned discounts
                                                       7,878       19,582

(Increase) decrease
in income tax benefit                               (133,981)     (30,612)

Increase (decrease)
in accounts payable                                   84,899       34,380

Increase (decrease)
in taxes payable                                       1,958        2,748

Increase (decrease)
in notes payable                                       4,584      (41,451)

Common stock issued
for services                                           5,200            -


Net cash provided (used) by operating activities    (241,492)    (113,339)

CASH FLOWS FROM INVESTING ACTIVITIES


(Increase) in investments
in securities                                        138,000       (1,410)

Disposal of intangible
assets                                               118,221            -

Acquisition of property
& equipment                                                -       (9,592)


Net cash provided (used)
by investing activities                              256,221      (11,002)
CASH FLOWS FROM FINANCING ACTIVITIES


Common stock                                          (2,442)           -

Additional paid-in
capital                                              (36,746)           -
                                         --------------------------------


Net cash provided (used)
by financing activities                              (39,188)           -


Effect of exchange rate
changes on cash                                         (841)       2,349
                                         --------------------------------


Net increase (decrease)
in cash                                              (25,300)    (121,992)


Cash at beginning of period                           25,432      154,423
                                         --------------------------------


Cash at end of period                                    132    $  32,431
                                         ================================

Supplemental cash
flows disclosures:


Cash paid during period
for interest                                           1,115    $      39
                                                                        $
Cash paid during period
for income taxes                                           -          $ -
                                         ================================

Supplemental Schedule of
Non-Cash Activities:


Unrealized gain (loss)
on securities                                        135,843          $ -

Common stock issued
for services                                           5,200          $ -

Loss on impairment
of assets                                            118,221          $ -





                                     Three months     Three months
                                        ended           ended
                                     June 30            June 30
                                       2002                2001


CASH FLOWS FROM OPERATING ACTIVITIES


Net income (loss)                      $(203,704)       3,187

Depreciation &
amortization expense                       2,231        6,344

(Increase) decrease
in accounts receivable                   (24,040)     (17,565)

(Increase) decrease
in notes receivable                       (5,762)     (25,766)

(Increase) decrease
in inventory                               9,432        3,130

(Increase) decrease
in marketable securities                   3,000            -

(Increase) decrease
in prepaid expenses                         (201)       2,055

(Increase) decrease
in other assets                                -       (6,991)
(Increase) decrease
in provision for unearned discounts
                                          (3,280)      34,542

(Increase) decrease
in income tax benefit                    (75,333)         563

Increase (decrease)
in accounts payable                       50,265       28,728

Increase (decrease)
in taxes payable                         (12,639)       2,748

Increase (decrease)
in notes payable                          15,341        7,686

Common stock issued
for services                               5,200            -
                             --------------------------------

Net cash provided (used)
by operating activities                 (239,490)      38,661

CASH FLOWS FROM INVESTING ACTIVITIES


(Increase) in investments
in securities                            138,000       (1,410)

Disposal of intangible
assets                                   114,089            -

Acquisition of property
& equipment                                    -       (5,005)
                            ---------------------------------


Net cash provided (used)
by investing activities                  252,089       (6,415)

CASH FLOWS FROM FINANCING ACTIVITIES


Common stock                                   -            -

Additional paid-in capital                     -            -
                            ---------------------------------


Net cash provided (used) by
financing activities                           -            -


Effect of exchange rate
changes on cash                            1,644          (74)
                            ---------------------------------


Net increase (decrease) in cash           14,243       32,172


Cash at beginning of period              (14,111)         259
                            ---------------------------------


Cash at end of period                  $     132       32,431
                            =================================

Supplemental cash flows
disclosures:


Cash paid during period
for interest                           $      51            -

Cash paid during period
for income taxes                             $ -            -
                            =================================

Supplemental Schedule of
Non-Cash Activities:


Unrealized gain (loss)
on securities                          $ 137,780            -

Common stock issued
for services                               -        $   5,200

Loss on impairment
of assets                              $ 114,089            -
                            =================================







NOTE  1.  OPERATIONS AND DESCRIPTION OF BUSINESS

Organization
Pro Glass Technologies, Inc. was incorporated in Canada on December 15, 1997. On October 21, 1999 the Company entered into a recapitalization with Ragen
Corporation (a Nevada Corporation). Ragen changed its name to Pro Glass Technologies, Inc. (the Company), on October 25, 1999 and increased the authorized shares to 50,000,000 of $.001 par value common stock.

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

c.  Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all investments with a maturity of three months or less to be cash equivalents.

d.  Inventory
Inventory is stated at the lower of cost (first-in, first-out) or net realizable value, and consists of auto windshields and related materials. The Companys inventory is very consistent and not material.


NOTE  2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

e. Basis of Presentation and Considerations Related to Continued Existence (going concern)

The Companys financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Companys management intends to raise additional operating funds through operations and/or debt offerings.

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

g.  Accounts Receivable-Trade

Accounts receivable-trade consists of the following at June 30, 2002:


              Accounts receivable                                     $ 77,047
              Allowance for doubtful accounts                                0
                                                          ---------------------
              Total                                                   $ 77,047
                                                          =====================

Management considers accounts receivable as of June 30, 2002 to be fully collectible.

h.  Property and Equipment/ Depreciation

Property and equipment are recorded at cost. Minor additions renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation and amortization is calculated using straight-line and accelerated methods for income tax purposes (five years for vehicles and equipment, and seven years for office furniture). Total depreciation for the nine months ended June 30, 2002 $6,818.

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

k.  Leases

The Company leases two locations under an operating lease that expires on October 21, 2004 and March 31, 2005. Rent expense for June 30, 2002 and 2001 was $27,914 and $27,380, respectively. The Company also leases a vehicle under operating lease expiring through July 2003. Lease expenses for the vehicle for 2002 and 2001 and was $8,165 and $9,914, respectively. At June 30, 2002, minimum annual rental commitments under the property non-cancelable lease were as follows:


                               Year Ending
                                  2002                $ 37,320
                                  2003                $ 37,320
                                  2004                $ 37,320


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



NOTE  3.  INCOME TAX BENEFIT


1998   Net Income / (Loss)               $ (75,692)
                                 -----------------
1998   Tax benefit carry forward            13,923
1999   Income tax benefit                    4,501
                                 -----------------
1999   Tax benefit carry forward            18,424
2000   Income tax benefit                   34,346
                                 -----------------
                                 -----------------
2000   Tax benefit carry forward            52,770
2001   Income tax benefit                   47,362
                                 -----------------
                                 -----------------
2001   Tax benefit carry forward           100,132
2002   Income tax benefit 3rd quarter      133,981
                                 -----------------
2002   Tax benefit carry forward         $ 234,113
                                 =================


NOTE  4.  SCHEDULE OF NET LOSSES

1998   Net Operating Loss               $ (61,769)
1999   Net Operating Loss                 (25,502)
2000   Net Operating Loss                (101,230)
2001   Net Operating Loss                (117,028)
2002   Net Operating Loss (3rd. Qtr.)    (295,457)
                                -----------------
                                -----------------
       Net Operating Loss               $(600,986)
                                =================

As of June 30, 2002, the Company has a net loss carryforward of approximately $600,986 which will expire 20 years from the date the loss was incurred.


NOTE 5.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

                                           Accumulated other
      Unrealized gain (loss) on          comprehensive income
           securities                        (loss)

Beginning balance
                                0            0
Current-period change    (141,000)     141,000
      ----------------------------------------
      ----------------------------------------
Ending Balance          $(141,000)   $(141,000)
      ========================================

Accumulated other comprehensive income (loss) has been reported in accordance with FASB 130 paragraph 26 as adopted by the Company on April 1, 2002.





NOTE  6.  PROPERTY & EQUIPMENT

Components of property and equipment include the following as of June 30, 2002:


Office Equipment
                                     27,635
Automobile                           22,627
                 --------------------------
                 --------------------------
Total Office Equip. & Automobile
                                     47,670
Accumulated Depreciation
                                    (22,826)
                 --------------------------
Net Property and Equipment         $ 27,436
                 ==========================


Depreciation expense for the nine months ended June 30, 2002 amounted to $6,818.


NOTE  7. IMPAIRMENT OF ASSETS
There were two assets that were recognized as an impairment loss. Advertising rights and Customer lists. As of June 30, 2002 the assets had a net value of $118,936 which the Company decided to record as a lost due to losing exclusive rights that they once had. The exclusivity enabled Pro Glass to be the only auto Glass Company to deliver advertisements to patrons homes. In connection with losing the advertisement right the Company decided that the customer list was no longer valid. In accordance with FASB 121, paragraph 5 the Company assessed the carrying amount both assets and decided a posting an impairment loss was appropriate.


NOTE  8.  NOTE RECEIVABLE  RELATED PARTY TRANSACTION

The amount of $46,535 represents a receivable due to Pro Glass from Cal Alta (a related party) as of June 30, 2002. This amount was carried over from the merger between Pro Glass Canada and Pro Glass USA. Its an amount owed from Cal Alta which is a holding Company that is owned by an officer/stockholder. As of June 30, 2002 no interest or repayment schedule had been determined. Cal Alta has a $500,000 net asset value. Although Cal Alta is not generating income at the present time, their net value gives reason to believe that the receivable is fully collectable.


NOTE  9. CONTRIBUTED CAPITAL

The contributed capital of $40,000 represents management services that Mr. Frank Aiello donated to Pro Glass Technologies, Inc.



NOTE  10.  FOREIGN CURRENCY TRANSLATION

Accounting for Pro Glass Technologies, Inc. is conducted in Canadian currency. As per our review we convert figures on a period basis in accordance with FASB #
52. The functional currency is in Canadian. Balance sheet for June 30, 2002 were translated at their quarter period ended rate of $1.5190. Statement of operations and cash flows financial statements were reported on the weighted average for three and nine months ended June 30, 2002 as required by FASB # 52. The ended rate for the nine months and three months ended June 30, 2002 where $1.5767 and $1.5545, respectively.


NOTE  11.  COMMON  STOCK

On September 1, 1998 the Company issued 28,200 shares of common stock for cash at $3.33 a share.

On October 1, 1998 the Company issued 750,000 shares of common stock to F. Aiello at $0.36 a share.

On March 31, 1999 the Company issued 50,500 shares of common stock for cash at $1.36 a share.

On July 31, 1999 the Company issued 57,000 shares of common stock for cash at $1.36 a share.

On October 21, 1999 (prior to the recapitalization) the Company had 150,000 shares of common stock outstanding.

On December 7, 1999 the Company issued 62,353 shares of common stock for services rendered at $1.98 a share.

On January 11, 2000 the Company issued 17,500 shares of common stock for services rendered at $2.12 a share.

On April 3, 2000 the Company issued 12,500 shares of common stock for cash at $5.40 a share.

On April 10, 2000 the Company issued 6,070 shares of common stock for cash at $6.80 a share.

On June 14, 2000 the Company issued 10,000 shares of common stock for cash at $6.80 a share.

On September 9, 2001 the Company issued 23,700 shares of common stock for director fees at $1.20 a share.




NOTE  11.  COMMON  STOCK (CONTINUED)

On November 7, 2001 the Company issued 75,000 shares of common stock for officer salary at $0.80 a share.

The Company cancelled 122,110 shares of common stock for debt cancellation at $0.80 a share.

On April 1, 2002 the Company issued 20,000 shares of common stock for services rendered at $0.26 a share

As of June 30, 2002 there were 1,131,213 shares of common stock outstanding.













                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Liquidity and Capital Resources

As of June 30, 2002 the Company has $379,764 in total current assets and $187,077 in current liabilities. The current assets are comprised of $132 in cash, $126,939 in receivables, $9,000 in marketable securities, prepaid expenses of $4,313, and an income tax benefit of $234,113. The liabilities are comprised of $168,144 in accounts payable, $ 3,233 in taxes payable, and $15,000 in notes payable. Management realizes that there is a severe impairment in liquidity.


Results of Operations

For the three months ending June 30, 2002 the Company had a net operating loss of ($100,944) compared to a net operating gain of $3,187 for the same period a year before. Revenue increased from $238,383 for the three months ended June 30, 2001 to $272,773 for the three months ended June 30, 2002. However, Costs of Sales also increased in this period by $38,835 when compared to the same period of 2001. This was mostly due to an increase in wholesale costs of auto glass and auto glass related products. General and Administrative Costs increased by $21,862 for the three months ended June 30, 2002 when compared to the same period the year before. Management could not attribute this increase to any one particular facet of its operations.

For the nine months ending June 30, 2002 the Company had a net operating loss of $(192,697) compared to a net operating loss of $(90,830) for the same period the year before. Revenue decreased from $496,847 for the nine months ended June 30, 2001 to $493,145 for the nine months ended June 30, 2002. Costs of Sales increased $41,970 for the nine months ended September 30, 2002 when compared to the same period the year before mostly due to increased wholesale prices for auto glass and auto glass products. General and Administrative costs remained relatively constant. The Company did recognize an impairment loss of $118,396 on the write off of some intangible assets that became impaired during the quarter ended June 30, 2002. These intangible assets were comprised of advertising rights and a client list.


Sale of Common Capital Stock

         None to report.






                            PART II OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

         None to report.

                         ITEM 2. CHANGES IN SECURITIES
On April 1, 2002 the Company issued 400,000 shares of common stock to five individuals for services rendered in conjunction with a possible acquisition for the Company. Terrance Puskas received 100,000 shares, Johannes Schwartlander received 100,000 shares, Robert Cameron received 80,000 shares, Peter Von Sass
(1) received 95,000 shares, and Peter Von Sass Jr. received 25,000 shares in the above mentioned transaction. The shares were issued under section 4(2) of the 1933 Securities Act and bear a restrictive legend.

On April 17, 2002, the company reverse split its outstanding common stock on a 1 for 20 basis.

As of June 30, 2002 the Company has 1,131,213 shares of common stock issued and outstanding.

(1)Peter Von Sass is a Director of the Company. (2)Peter Von Sass Jr. is the son of Peter Von Sass, who is a Director of the Company.


                     ITEM 3. DEFAULTS UPON SENIOR SECURITES

         None to report.

         ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         None to report.

                            ITEM 5. OTHER INFORMATION


         None to report.


                       ITEM 6. EXHIBITS AND REPORTS ON 8-K



A.       10QSB filed by reference on May 14, 2002.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned hereto duly authorized.



                                             PRO GLASS TECHNOLOGIES, INC.


Dated: August 8, 2002

                                                     By:/S/ Frank Aiello
                                                         Frank Aiello
                                                          President, Director



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of ProGlass Technologies, Inc., (the Company) on Form 10-Q(SB) for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Frank Aiello, Chief Executive Officer (or Chief Financial Officer) of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:


(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





Frank Aiello
Chief Executive Officer (Chief Financial Officer)

Date August 8, 2002