Form 10KSB
period 2002-12-31
MICROSIGNAL CORP/NV
filed 2003-03-31
CIK 1116677

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 2002

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____________________ to _____________.


                        Commission File Number: 000-31735
                                                ---------

                             MICROSIGNAL CORPORATION
                 (Name of Small Business Issuer in its charter)

           Nevada                                        88-0231200
           ------                                        ----------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                      Identification Number)

                 345 Southpointe Boulevard Canonsburg, PA 15317
                Address of principal executive offices)(Zip Code)

Company's telephone number, including area code:  (724) 746-9476
                                                   -------------

Securities registered pursuant to Section 12(b) of the Act:  None.

Name of each exchange on which registered: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the Registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days.
Yes [X]  No [ ]


Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

State Issuer's Revenues for its most recent fiscal year: $0

The number of shares outstanding of the Company's $.001 Par Value Common Stock, as of December 31, 2002 were 24,089,180. The aggregate number of shares of the voting stock held by non-affiliates on December 31, 2002 was 7,037,836. The market value of these shares, computed by reference to the market closing price on December 31, 2002 was $563,027. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.


                   DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1.  BUSINESS

A) General

MicroSignal Corporation (the "Company) was incorporated on August 21, 1987 as "Ragen Corporation" under the laws of the State of Nevada. On October 21, 1999, the Company entered into a reverse merger pursuant to Rule 368(a)(1)(B)if the Internal Revenue Code of 1986 as amended. Pursuant to this reverse merger, the Company acquired 100% of the common stock of Pro Glass Technologies, Inc., a Canadian corporation with three wholly owned subsidiaries in exchange for the issuance of 17,714,000 shares of the Company's common stock. The Company changed its name to "Pro Glass Technologies, Inc." and increased the number of authorized common shares to 50,000,000 at that time. Pro Glass Technologies, Inc. is the predecessor due to the reverse merger and Ragen was the legal survivor. Pro Glass Technologies, Inc. was a holding company.

Upon completion of the merger, the Company began engaging in the auto glass repair and replacement business under "Windshield Superstores, Ltd." in Calgary, Alberta. Fran Aiello became the President and CEO of the Company at that time.

On September 10, 2002, the Company entered into an Agreement and Plan of reorganization with MicroSignal Corporation, a Pennsylvania corporation, and exchanged 100% of the MicroSignal common stock in exchange for the issuance of 17,051,344 shares of the Company's common stock, or 94% of the Company. At that time, the Company changed its name to "MicroSignal Corporation". At the same time, the Company sold its auto glass repair and replacement business to its former president, Frank Aiello, in change for the return of 150,000 shares of the Company's common stock owned by him. Mr. Aiello assumed responsibility for all the debts and liabilities of the auto glass repair and replacement business. For accounting purposes, this transaction was treated as an acquisition of Pro Glass and a recapitalization of MicroSignal, MicroSignal is the accounting acquirer and the results of its operations carry over. Accordingly, the operations of the Company while Pro Glass are not carried over and are adjusted to $0. As part of this transaction, the Company's fiscal year end changed from September 30 to December 31.

The Company has developed a product designed to improve the quality and efficiency of magnetic resonance imaging ("MRI") systems. The product consists of a combination of hardware and software compatible with all MR machines, designed to improve the image quality as well as the display of the final MRI exam. At the core of the system is a totally novel method of reconstructing the MR information obtained by the machine (the raw data), developed by Dr. Jeffery Taft. The Company's product uses a unique algorithm, exchange analytic computation technique (EXACT), which decouples the size of the raw data from the image matrix size and overcomes a lot of the inherent limitations of the Fourier transformations. The technology allows tremendous flexibility once the MRI data has been acquired; it is possible using SLICES(TM) to obtain sharply magnified images, up to ten times the original magnification, without creating pixel artifacts inherent to the optical zoom provided by all manufacturers. The major benefits of MSC's SLICES technology are:




         Increased information extraction
         Helps with the elimination of some artifacts
         Improves the radiologist's productivity
         Reduces patient re-scan and call back
         Reduces patient scan time
         Reduces film costs

The Company intends to proceed with marketing and sales of the Company's proprietary product.

Significant opportunities exist for follow-on product both in MRI and in other computed medical imaging applications such as CAT scan and nuclear medicine. Exciting opportunities exist to apply new proprietary MicroSignal Corporation technology to stroke prediction, breast cancer detection and cardiac evaluation, thus expanding MRI into use for the top three disease conditions in the U.S. Sales opportunities for these additional products are in the billions of dollars.

     Additional opportunities exist to make use of the Internet to perform high-end teleradiology and Picture Archiving and Control. MicroSignal Corporation can become the preferred channel not only for computing and displaying medical images, but also for transporting them. The transport, if done properly, can result in an ongoing revenue stream valued in the hundreds of millions of dollars per year within five years. There can be no assurances that the Company will see these results. Future revenues are dependent upon the Company being able to secure outside financing and raising additional capital to enable it to commence operations in a meaningful manner, neither of which the Company has commitments to receive. Until such time as the Company is able to secure additional financing through loans or capital raising, the Company's efforts to commence revenue producing operations will have to be scaled back.

The Company's office is located at 345 Southpointe Boulevard Canonsburg, Pennsylvania 15317.

As of December 31, 2002, the Company had one employee.

Item 2. Properties.

The Company presently leases office space on a three-year lease, which ends in September 2005. The monthly lease payment is $1,854. The Company anticipates that this space is sufficient for the near future.

Item 3 Legal Proceedings.

The Company is not a party to any material pending legal proceeding and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 4. Submission of Matters to a Vote of Security Holders

In September 2002, the Company's shareholders approved a change of name to "MicroSignal Corporation" and increased the authorized shares of common stock to 50,000,000.

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

The Company's common stock is traded on the OTC Electronic Bulletin Board under the symbol "MSGL". Quotations in the Company's common stock set forth below do not constitute a reliable indication of the price that a holder of the common stock could expect to receive upon the sale of any particular quantity thereof.

The following table reflects the range of high and low quarterly bid prices for the fiscal year ended December 31, 2002. This information was provided to the Company by the National Association of Securities Dealers, Inc. (the "NASD"). These quotations reflect inter-dealer prices, without retail mark-up or markdown or commissions. These quotations may not necessarily reflect actual transactions.

---------------------- ------------------------------- -------------------------

Period                 High Bid                        Low Bid
---------------------- ------------------------------- -------------------------

1st Qtr 2002           .10                             .10
---------------------- ------------------------------- -------------------------

2nd Qtr 2002           .25                             .10
---------------------- ------------------------------- -------------------------

3rd Qtr 2002           .35                             .20
---------------------- ------------------------------- -------------------------

4th Qtr 2002           .45                             .08
---------------------- ------------------------------- -------------------------


As of December 31, 2002, the Company had 24,089,180 shares of its common stock issued and outstanding, of which 7,037,836 were held by non-affiliates.

As of December 31, 2002, the Company estimates there are 77 "holders of record" of its common stock which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers. In September 2002, the Company's Board of Directors approved a proposal to increase the Company's capitalization to 50,000,000 shares of common stock, which proposal was subsequently approved by the Company's shareholders.

Recent Sales of Unregistered Securities

In September 2002, the Company issued a total of 17,051,344 shares of the Company's common stock, or 94% of the Company, to the shareholders of MicroSignal Corporation, a Pennsylvania corporation, in exchange for all the issued and outstanding shares of MicroSignal. In connection therewith, the Company changed its name to "MicroSignal Corporation" and appointed a new Board of Directors.

Dividend Policy

The Company has not declared nor paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings, if any, to finance and expand its operations.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS MAY NOT PROVE ACCURATE
-------------------------------------------------

When used in this Form 10-KSB, the words "anticipated", "estimate", "expect", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company's will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Plan of Operation

In connection with the Company's acquisition of MicroSignal Corporation, the Company acquired technology used to enhance MRI imaging. The Company has developed a product designed to improve the quality and efficiency of magnetic resonance imaging ("MRI") systems. The product consists of a combination of hardware and software compatible with all MR machines, designed to improve the image quality as well as the display of the final MRI exam. At the core of the system is a totally novel method of reconstructing the MR information obtained by the machine (the raw data), developed by Dr. Jeffery Taft. The Company's product uses a unique algorithm, exchange analytic computation technique (EXACT), which decouples the size of the raw data from the image matrix size and overcomes a lot of the inherent limitations of the Fourier transformations. The technology allows tremendous flexibility once the MRI data has been acquired; it is possible using SLICES to obtain sharply magnified images, up to ten times the original magnification, without creating pixel artifacts inherent to the optical zoom provided by all manufacturers.

The Company plans to seek financing and capital to allow it to exploit this technology as well as to enhance and improve on this technology. During 2003, the Company intends to seek the necessary financing to allow it to implement its business plan and to commence operations in a meaningful way.

In connection with the MicroSignal acquisition, the Company sold its auto glass repair and replacement business to its former President in exchange for the return of stock as well as assumption of all liabilities of the auto glass operations.

Liquidity and Capital Resources

The Company has approximately $2,000 in current assets compared to current assets of approximately $350,000 for the year ended September 30, 2001. The Company's current liabilities for the year ended December 31, 2002 are approximately $3,000,000 compared to current liabilities of approximately $92,000 for the year ended September 30, 2001. The difference in assets and liabilities are related to the Company's acquisition of the MRI imaging business and its sale of the auto glass business. The current assets for the year ended December 31, 2002 consisted of cash of $1,967. Total assets were approximately $11,500 for the year ended December 31, 2002 composed of the Company's patent of approximately $9,500 and its cash.

At December 31, 2002, the Company had negative working capital of approximately ($2,959,000) which consisted of current assets of approximately $2,000 and current liabilities of approximately $2,961,000. At September 30, 2001, the Company had working capital of approximately ($257,000) which consisted of current assets of approximately $349,100 assets and current liabilities of approximately ($92,200). The current liabilities of the Company at December 31, 2002 are composed primarily of notes payable to shareholders of $1,361,750, notes payable of $615,339, accrued interest payable of $755,700, accrued expenses of $138,292, lease payable of $38,650, deposits of $40,000 and accounts payable of $11,000.

Net Operating Losses

The Company has accumulated net operating losses since inception, which may be used to reduce taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to expiration of the net operating loss carryforwards.

In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loses carryforwards which can be used. The potential tax benefit of the net operating loss carryforwards have been offset by a valuation allowance of the same amount.

Results of Operations

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended

December 31, 2002 and December 31, 2001 should be read in conjunction with the financial statements of the Company and related notes included therein.

For the years ended December 31, 2002 and 2001, the Company had no revenue. For the year ended December 31, 2002, the Company had expenses of approximately $397,000 compared to expenses of approximately $60,000 at December 31, 2001. The Company's expenses consisted primarily of development costs and general and administrative expenses. The net loss for the year ended December 31, 2002 was approximately ($550,000) or ($.04) per share of common stock compared to the net loss for the ended December 31, 2001 of approximately ($212,000) or ($.05) per share of common stock.

At December 31, 2002, shareholders' equity was a deficit of approximately ($3,000,000).

The Company will attempt to carry out its business plan as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to commencement of its proposed operations.

Need for Additional Financing

The Company's existing capital is not be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any funds will be available to the Company to allow it to cover its expenses.

The Company might seek to compensate providers of services by issuances of stock in lieu of cash.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the year ended December 31, 2002. Further, inflation is not expected to have any significant effect on future operations of the Company.

Item 7.  Financial Statements.

Financial statements are audited and included herein beginning on Exhibit 1, page 1 and are incorporated herein by this reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure during the relevant period.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

The principal executive officers and directors of the Company are as follows:


Name                       Positions Held and Tenure
----                       -------------------------

Matthew G. McConaghy       President, CFO and Director since September 2002

Dr. Nathan Blumberg        Director since September 2002

The Directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, Directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exist or is contemplated. There is no arrangement or understanding between the Directors and Officers of the Company and any other person pursuant to which any Director or Officer was or is to be selected as a Director or Officer of the Company.

There is no family relationship between or among any Officer and Director.

The Directors and Officers of the Company will devote their time to the Company's affairs on an "as needed" basis. As a result, the actual amount of time which each will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.

The Company has no audit or compensation committee.

Business Experience. The following is a brief account of the business experience during at the least the last five years of the directors and executive officers, indicating their principal occupations and employment during that period, and the names and principal businesses of the organizations in which such occupations and employment were carried out.

Matthew G. McConaghy. Mr. McConaghy was appointed president and CEO of the Company in September 2002. Prior to that, Mr. McConaghy was appointed president and CEO of MicroSignal Corporation, a Pennsylvania corporation, in July 2002. Prior to joining MicroSignal, Mr. McConaghy was director of sales and marketing for AlphaSource Procurement Systems, LLC. Mr. McConaghy worked for several years with the Johnson & Johnson family of companies serving in several capacities from sales to sales management to product development. Mr. McConaghy has Masters degrees in Business and Healthcare Administration from the University of Connecticut. Mr. McConaghy received his Bachelors degrees in Marketing and Management from Robert Morris University.

Dr. Nathan Blumberg. Dr. Blumberg is a retired urological surgeon. Dr. Blumberg attended New York University as an undergraduate and received his medical degree from the St. Louis School of Medicine in 1959. Dr. Blumberg has had numerous medical articles published and acted as a guest lecturer for many urological associations. Dr. Blumberg founded EXXCODE Corporation, which patented the process for imprinting bar codes onto raw x-ray film. Dr. Blumberg sold an Intravenous Flow Regulator device to the 3M Corporation. Dr. Blumberg presently serves as a director of Repro-Med Systems, Inc., a medical device traded on the OTC Bulletin Board under the symbol "REPR".

CONFLICTS OF INTEREST
---------------------

The outside Director of the Company will devote only a small portion of their time to the affairs of the Company, estimated to be no more than approximately 5 hours per month. There will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company. The sole officer and inside director works for the Company on a full-time basis.

There is no procedure in place which would allow the Officers and Directors to resolve potential conflicts in an arms-length fashion. Accordingly, they will be required to use their discretion to resolve them in a manner which they consider appropriate.

Identification of Certain Significant Employees. The Company has one employee, its President, Matthew G. McConaghy, who is the sole significant employee. The Company does not employ any persons who make or are expected to make significant contributions to the business of the Company other than Mr. McConaghy.

Item 10. Executive Compensation.

During fiscal 2002, and as of the date of the filing of this report, only the Company's President had been paid any compensation by the Company.

Compensation of Directors
-------------------------

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meeting of the Board of Directors.

The Company has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company's directors or executive officers except as described above.

The Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any executive officer or director, where such plan or arrangement would result in any compensation or remuneration being paid resulting from the resignation, retirement or any other termination of such executive officer's employment or from a change-in-control of the Company or a change in such executive officer's responsibilities following a change-in-control and the amount, including all periodic payments or installments where the value of such compensation or remuneration exceeds $100,000 per executive officer.

During the last completed fiscal year, no funds were set aside or accrued by the Company to provide pension, retirement or similar benefits for Directors or Executive Officers.

The Company has a written employment agreement with its President, Matthew McConaghy.

Compensation Pursuant to Plans. Other than disclosed above, the Company has no plan pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the individuals and group described in this item.

Compensation of Directors. Directors of the Company are entitled to reasonable reimbursement for their travel expenses in attending meetings of the Board of Directors.

Termination of Employment and Change of Control Arrangement. Except as noted herein, the Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any individual names above from the latest or next preceding fiscal year, if such plan or arrangement results or will result from the resignation, retirement or any other termination of such individuals employment with the Company, or from a change in control of the Company or a change in the individuals responsibilities following a change in control.

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended December 31, 2002, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name                       Position                           Filed Reports
----                       --------                           -------------

Matthew McConaghy          Director, CEO                      No
Dr. Nathan Blumberg        Director                           No
Frank Aiello               Director, President                No
Peter E. Von Sass          Vice President, Director           No
Omkar Nath Channan         Director                           No
MicroSignal Corporation    Shareholder                        No
George Parks               Director                           No

Item 11. Security Ownership of Certain Beneficial Owners and Management.

There were 24,089,180 shares of the Company's common stock issued and outstanding on December 31, 2002. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.


---------------------------------------- ------------------------------------- -------------------------------------
Name and Address                         Number of Shares Owned Beneficially   Percent of Beneficially Owned Shares
---------------------------------------- ------------------------------------- -------------------------------------
MicroSignal Corp.                        17,051.344                            70.78%
345 Southpointe Blvd.
Canonsburg, PA 15317
---------------------------------------- ------------------------------------- -------------------------------------
Matthew McConaghy* (1)                   17,051,344                            70.76%
345 Southpointe Blvd.
Canonsburg, PA 15317
---------------------------------------- ------------------------------------- -------------------------------------
Dr. Nathan Blumberg*                      0                                    0%
345 Southpointe Blvd.
Canonsburg, PA 15317
---------------------------------------- ------------------------------------- -------------------------------------
All Directors and Executive Officers     17,051,344                            70.76%
as a Group (two persons)
---------------------------------------- ------------------------------------- -------------------------------------

* Denotes officer or director
(1) Includes 17,051,344 shares owned by MicroSignal Corporation, a company in which Mr. McConaghy and Dr. Blumberg are affiliates. Mr. McConaghy and Dr. Blumberg disclaim any beneficial interest in the shares owned by MicroSignal Corporation.

Changes in Control. There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Item 12. Certain Relationships and Related Transactions.

In September 2002, the Company issued 17,051,344 to the shareholders of MicroSignal Corporation, a Pennsylvania corporation in connection with its acquisition of MicroSignal. The president of MicroSignal became the President, CEO and CFO as well as director of the Company in connection with that transaction.

Item 13. Exhibits and Reports on Form 8-K.


(a)  Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Independent Auditors' Report dated
Balance Sheet for the Fiscal Years Ended December 31, 2002
Statement of Operations for the Fiscal Years Ended December 31, 2002 and 2001 Statement of Shareholders' Equity (Deficit)
Statements of Cash Flows
Notes to Financial Statements

List of Exhibits

The following exhibits are filed with this report.
Financial Statements.

(b) There were no Reports filed on Form 8-K during the fourth quarter of the Company's fiscal year ended December 31, 2002.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 30, 2003                  MICROSIGNAL CORPORATION


                                /s/ Matthew McConaghy
                                Matthew G. McConaghy, President, CEO, Director




March 30, 2003                  /s/ Dr. Nathan Blumberg
                                Dr. Nathan Blumberg, Director

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  MicroSignal Corporation
  Canonsburg, Pennsylvania

We have audited the accompanying balance sheet of MicroSignal Corporation as of December 31, 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for each the two years then ended. These financial statements are the responsibility of MicroSignal's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MicroSignal Corporation as of December 31, 2002, and the results of its operations and cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that MicroSignal will continue as a going concern. As discussed in Note 2 to the financial statements, MicroSignal has incurred losses for the years ended December 31, 2002 and 2001 totaling $611,768 and $212,385 and had negative working capital of $2,958,964 as of December 31, 2002. MicroSignal will require additional working capital to develop and support its technologies and business until MicroSignal either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about MicroSignal's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Malone & Bailey, PLLC
www.malone-bailey.com
Houston, Texas

March 12, 2003

                             MICROSIGNAL CORPORATION
                                  BALANCE SHEET
                                December 31, 2002


                                            ASSETS
Current assets
  Cash                                                                                           $            1,967
                                                                                                 ------------------
    Total current assets                                                                                      1,967

Property and equipment, net of accumulated depreciation of $594,420
                                                                                                                  -

Patent                                                                                                        9,546
                                                                                                 ------------------
                                                                                                 $           11,513
                                                                                                 ==================

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                                               $           11,000
  Accrued expenses                                                                                          138,292
  Lease payable                                                                                              38,650
  Accrued interest payable                                                                                  755,900
  Notes payable                                                                                             615,339
  Notes payable - shareholders                                                                            1,361,750
  Deposits                                                                                                   40,000
                                                                                                 ------------------
    Total current liabilities                                                                             2,960,931

Commitments

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value, 200,000,000 shares
    authorized, 24,501,680 shares issued and outstanding                                                     24,502
  Additional paid in capital                                                                              1,972,371
  Accumulated deficit                                                                                    (4,946,291)
                                                                                                 ------------------
                                                                                                         (2,949,418)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                             $           11,513
                                                                                                 ==================


See accompanying summary of accounting policies and notes to financial statements.

                             MICROSIGNAL CORPORATION
                             STATEMENT OF OPERATIONS
                 For the Years Ended December 31, 2002 and 2001


                                                  2002                 2001
                                             ------------         ------------

Revenues                                     $       --           $       --
Cost of revenues                                     --                   --
                                             ------------         ------------
Gross margin                                         --                   --

Cost and Expenses:
  General, selling and administrative              84,617               59,609
  Consulting                                      374,375                 --
                                             ------------         ------------
                                                  458,992               59,609

Loss from operations                             (458,992)             (59,609)

Interest expense                                  152,776              152,776
                                             ------------         ------------

Net loss                                     $   (611,768)        $   (212,385)
                                             ============         ============

Net loss per share:
  Net loss basic and diluted                 $      (0.04)        $      (0.05)
                                             ============         ============

Weighted average shares outstanding:
  Basic and diluted                            13,910,549            4,395,336
                                             ============         ============

See accompanying summary of accounting policies and notes to financial statements.

                             MICROSIGNAL CORPORATION
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                      For the Years Ended December 31, 2002


                                                                     Additional paid
                                             Common stock               in capital    Accumulated deficit       Total
                                   --------------------------------- ---------------- ------------------- -------------------
                                       Shares           Amount
                                   ---------------- ---------------- ---------------- ------------------- -------------------
Balance,
  December 31, 2000                      4,395,336  $        4,395   $     1,534,228  $       (4,122,138) $       (2,583,515)

Net loss                                         -               -                 -            (212,385)           (212,385)
                                   ---------------  --------------   ---------------  ------------------  ------------------

Balance,
  December 31, 2001                      4,395,336           4,395         1,534,228          (4,334,523)         (2,795,900)

Issuance of common stock for the
net liabilities of Pro Glass
Technologies, Inc. and
recapitalization

                                        17,051,344          17,051           (17,051)                  -                   -

Issuance of common stock for cash
                                           230,000             230            34,270                   -              34,500

Issuance of common
stock for compensation                     412,500             413            61,462                   -              61,875

Issuance of common stock for
services                                 2,412,500           2,413           359,462                   -             361,875

Net loss                                         -               -                 -            (611,768)           (611,768)
                                   ---------------  --------------   ---------------  ------------------  ------------------

Balance,
  December 31, 2002                      4,395,336  $       24,502   $     1,972,371  $       (4,946,291) $       (2,949,418)
                                   ===============  ==============   ===============  ==================  ==================


See accompanying summary of accounting policies and notes to financial statements.

                             MICROSIGNAL CORPORATION
                             STATEMENT OF CASH FLOWS
                 For the Years Ended December 31, 2002 and 2001


                                                                                 2002              2001
                                                                               ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                       $(611,768)        $(212,385)
Adjustments to reconcile net loss to cash used by operating activities:
Common stock for compensation                                                     61,875              --
Common stock for services                                                        361,875              --
Net change in:
  Prepaid assets and other                                                          --               5,877
  Accrued interest payable                                                       152,776           152,776
                                                                               ---------         ---------

CASH FLOWS USED IN OPERATING ACTIVITIES                                          (35,242)          (53,732)
                                                                               ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                                                         --              52,124
Proceeds form the sale of common stock                                            34,500              --
                                                                               ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES                                              34,500            52,124
                                                                               ---------         ---------

NET DECREASE IN CASH                                                                (742)           (1,608)
Cash, beg. of period                                                               2,709             4,317
                                                                               ---------         ---------
Cash, end of period                                                            $   1,967         $   2,709
                                                                               =========         =========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                                                $    --           $    --
  Income taxes paid                                                            $    --           $    --


See accompanying summary of accounting policies and notes to financial statements.

                             MICROSIGNAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

MicroSignal is a Pennsylvania corporation founded in November 1989 and is a Pittsburgh, Pennsylvania-based medical software development company that specializes in developing software products for the radiology community.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Maintenance and repairs are charged to operations as incurred.

MicroSignal reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be fully recoverable. MicroSignal has fully depreciated or impaired all of its property and equipment as of December 31, 2000.

REVENUE RECOGNITION

MicroSignal accounts for the licensing of software in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition. MicroSignal recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and
(iv) collectibility is reasonably assured. For software arrangements with multiple elements, revenue is recognized dependent upon whether vendor-specific objective evidence (VSOE) of fair value exists for each of the elements. When VSOE does not exist for all the elements of a software arrangement and the only undelivered element is post contract customer support (PCS), the entire licensing fee is recognized ratably over the contract period. Revenue attributable to undelivered elements, including technical support is based on the average sales price of those elements when sold separately, and is recognized ratably on a straight-line basis over the products life cycle. PCS and subscription revenue is recognized ratably over the contract period. Revenue from products licensed to original equipment manufacturers (OEMs) is based on the licensing agreement with an OEM and has historically been recognized when OEMs ship licensed products to their customers. Provisions are recorded for estimated returns, concessions, and bad debts.

COST OF REVENUE

Cost of revenue includes direct costs to manufacture and distribute product, and direct costs to provide consulting, product support, training and certification of system integrators.

INCOME TAXES

Deferred income taxes result from temporary differences between the financial statement and income tax bases of assets and liabilities. MicroSignal adjusts the deferred tax asset valuation allowance based on judgments as to future realization of the deferred tax benefits supported by demonstrated trends in MicroSignal's operating results.

STOCK-BASED COMPENSATION

MicroSignal accounts for stock-based compensation issued to employees under the intrinsic value method. Under this method, the Company recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant. No options have been granted.

MicroSignal accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity (deficit) Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Common stock issued to non-employees and consultants is based upon the value of the services received or the quoted market price, whichever value is more readily determinable.

LOSS PER COMMON SHARE

MicroSignal is required to provide basic and dilutive earnings (loss) per common share information.

The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2002 and 2001, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

These securities at December 31, 2002 were 746,874 warrants to purchase common stock.

RISKS AND UNCERTAINTIES

MicroSignal is subject to the business risks inherent in the medical software development industry. These risks include, but are not limited to, a high degree of competition within the medical software development industry and continuous technological advances. Future technological advances in the medical software development industry may result in the availability of new services or products that could compete with the products and services currently provided by MicroSignal or decreases in the cost of existing products or services that could enable MicroSignal's established or potential customers to fulfill their own needs for software products more cost efficiently. There can be no assurance that MicroSignal would not be adversely affected in the event of such technological change.

MANAGEMENT'S ESTIMATES AND ASSUMPTIONS

The accompanying financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

MicroSignal does not expect the adoption of recently issued accounting pronouncements to have a significant impact on MicroSignal's results of operations, financial position or cash flow.


NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

For the years ended December 31, 2002 and 2001, MicroSignal incurred net losses totaling $611,768 and $212,385, respectively, and at December 31, 2002 had negative working capital of $2,958,964. Because of these recurring losses, MicroSignal will require additional working capital to develop and support its technologies and business until MicroSignal either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) receives additional financing necessary to support MicroSignal's working capital requirements.

Additionally, MicroSignal intends to raise additional working capital through either private placements, public offerings and/or bank financing.

There are no assurances that MicroSignal will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or
(2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support MicroSignal's working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, MicroSignal will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to MicroSignal. If adequate working capital is not available MicroSignal may be required to curtail its operations.

These conditions raise substantial doubt about MicroSignal's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should MicroSignal be unable to continue as a going concern.


NOTE 3 - REVERSE MERGER AND PRO FORMA INFORMATION

On September 10, 2002, MicroSignal entered into an Agreement and Plan of Reorganization and exchanged 100% of MicroSignal shares for 17,051,344 shares of Pro Glass or 94% of Pro Glass. Prior to the merger, Pro Glass sold its operations to its CEO and changed its name to MicroSignal Corporation. For accounting purposes this transaction was treated as an acquisition of Pro Glass and a recapitalization of MicroSignal. MicroSignal is the accounting acquirer and the results of its operations carry over. Accordingly, the operations of Pro Glass are not carried over and are adjusted to $0.

There are no pro forma results of operations of Pro Glass since MicroSignal's operations carryforward.

Pro forma information giving effect to the acquisition as if the acquisition took place on December 31, 2001 is presented as follows:

                                                     Historical                              Pro-Forma
                                         -----------------------------------    -------------------------------------
                                           Pro Glass           MicroSignal
                                            9/30/01              12/31/01          Adjustments             Total
                                         ---------------     ---------------    -----------------    ----------------
Cash                                     $        25,432     $        2,709     $       (25,432)     $        2,709
Accounts receivable                               52,052                  -             (52,052)                  -
Other receivable                                     997                  -                (997)                  -
Due from Cal Alta                                138,831                  -            (138,831)                  -
Inventory                                         14,594                  -             (14,594)                  -
Earned discounts rec.                             11,534                  -             (11,534)                  -
Prepaid expenses                                   5,517                  -              (5,517)                  -
Income tax benefit                               100,132                  -            (100,132)                  -
                                         ---------------     ---------------    -----------------    ----------------
                                                 349,088              2,709            (349,088)              2,709

Property and equipment, net
                                                  16,511                  -             (16,511)                  -
Patent                                                 -              9,546                   -               9,546
Investment                                       150,000                  -            (150,000)                  -
Net intangible asset                             122,709                  -            (122,709)                  -
                                         ---------------     ---------------    -----------------    ----------------
                                         $       638,307     $       12,255     $      (638,307)     $       12,255
                                         ===============     ===============    =================    ================

Accounts payable                         $        80,022     $       11,000     $       (80,022)     $       11,000
GST payable                                        1,201                  -              (1,201)                  -
Salary payable                                    10,942                  -             (10,942)                  -
Accrued expenses                                       -            138,292                   -             138,292
Lease payable                                          -             38,650                   -              38,650
Accrued interest payable                               -            603,124                   -             603,124
Notes payable                                          -            615,339                   -             615,339
Notes payable - shareholder
                                                       -          1,361,750                   -           1,361,750
Deposits                                               -             40,000                   -              40,000
                                         ---------------     ---------------    -----------------    ----------------
                                                  92,165          2,808,155             (92,165)          2,808,155
                                         ---------------     ---------------    -----------------    ----------------

Common stock                                      23,166            439,534             (23,166)            439,534
Additional paid in capital
                                                 830,151          1,099,089            (830,151)          1,099,089
Accumulated deficit                             (305,529)        (4,334,523)            305,529          (4,334,523)
Foreign currency translation adj.
                                                  (1,646)                 -               1,646                   -
                                         ---------------     ---------------    -----------------    ----------------
                                                 546,142         (2,795,900)           (546,142)         (2,795,900)
                                         ---------------     ---------------    -----------------    ----------------
                                         $       638,307     $       12,255     $      (638,307)     $       12,225
                                         ===============     ===============    =================    ================


The pro forma presentation and adjustments reflect the following items:

o Elimination of all equity accounts of Pro Glass, since MicroSignal is the accounting acquirer.
o Elimination of all the accounts of Pro Glass to reflect the sale of its operations to its CEO.

o The common stock and additional paid in capital amounts and retained deficit are decreased for the net liabilities assumed from Pro Glass in the merger. The net liabilities acquired were $0.


NOTE 4 - PROPERTY AND EQUIPMENT

At December 31, 2002, property and equipment consisted of the following:

                                                           Useful Lives           Amount
                                                           ------------           ------
      Computer and demo equipment                                    3-5     $       436,179
      Furniture and fixtures                                           7               8,193
      Software                                                         5             150,048
                                                                             ---------------
                                                                                     594,420
      Less: accumulated depreciation and amortization                                594,420
                                                                             ---------------
                                                                             $             -
                                                                             ===============



NOTE 5 - NOTES PAYABLE

MicroSignal has various notes with individuals, financial institutions and shareholders. All of these notes are delinquent as of December 31, 2002. The notes bear interest at rates ranging from 8% to 10% and are unsecured.


NOTE 6 -WARRANTS

MicroSignal has 746,874 warrants outstanding that were granted in connection with the private placement memorandums.


NOTE 7 - INCOME TAXES

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

The components of deferred income tax assets (liabilities) at December 31, 2002, were as follows:

                                                          Amount
                                                     ---------------
      Net operating loss carryforwards               $     1,480,000
      Valuation allowance                                 (1,480,000)
                                                     ---------------
      Net deferred tax assets                        $            --
                                                     ===============

At December 31, 2002, MicroSignal had a net operating loss carryforwards for federal income tax purposes totaling approximately $4,300,000 which, if not utilized, will expire in the years 2014 through 2022.


NOTE 8 - RELATED PARTY TRANSACTIONS

During 2001, MicroSignal paid an entity affiliated with the former Chairman of the Board and CEO $19,969 for consulting services.

NOTE 9 - COMMITMENTS

MicroSignal entered into a lease in October 2002 for office space located in Pittsburgh, Pennsylvania on a three year lease term through September 2005. The monthly rental payment is $1,854 and the future minimum lease payments are as follows:

    December 31,                                    Amount
                                               ---------------
    2003                                       $     22,248
    2004                                             22,248
    2005                                             16,686

Rent expense for the years ended December 31, 2002 and 2001 totaled $3,706 and $0 respectively.


EMPLOYMENT AGREEMENTS

On July 1, 2002, MicroSignal entered into an employment agreement with its Chief Executive Officer. The two-year agreement provides for annual salaries of $90,000 and $100,000 for each of the two years, plus incentives and certain employee benefits, as defined by the agreement. The agreement also provides for 200,000 shares of common stock.

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
                                  CERTIFICATION

I, Matthew G. McConaghy, certify that:
1. I have reviewed this annual report on Form 10-KSB of MicroSignal Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"); and
     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.
6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 30, 2003                /s/ Matthew McConaghy
                                    Name: Matthew G. McConaghy
                                    Title: President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of MicroSignal Corporation on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

                                    /s/ Matthew McConaghy
                                    Matthew G. McConaghy, President and
                                    Chief Executive Officer
Dated: March 30, 2003