Form 10QSB
period 2003-03-31
MICROSIGNAL CORP/NV
filed 2003-05-16
CIK 1116677

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

  [ ] TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                        Commission File Number 000-31735


                             MICROSIGNAL CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Nevada                                         91-1997729
   ----------------------------               ---------------------------------
   (State or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)


                 345 Southpointe Boulevard, Canonsburg, PA 15317
                 -----------------------------------------------
                    (Address of principal executive offices)


                                 (724) 746-9476
                           ---------------------------
                           (Issuer's telephone number)

                                      N/A
                                      ---
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes : X No ____

As of May 12, 2003 there were 145,645,058 shares of Common Stock of the issuer outstanding.

                                TABLE OF CONTENTS

                           PART I FINANCIAL STATEMENTS

Item 1     Financial Statements                                              3

Item 2     Management's Discussion and Analysis or Plan of Operation         8
Item 3.    Controls and Procedures                                          10

                           PART II OTHER INFORMATION

Item 1     Legal Proceedings                                                11
Item 2     Changes in Securities                                            11
Item 3     Default upon Senior Securities                                   11
Item 4     Submission of Matters to a Vote of Security Holders              11
Item 5     Other Information                                                11
Item 6     Exhibits and Reports on Form 8-K                                 11

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             MICROSIGNAL CORPORATION
                                  BALANCE SHEET
                                 MARCH 31, 2003
                                   (Unaudited)

                     ASSETS
Current assets

  Cash                                                              $     2,279
                                                                    -----------
    Total current assets                                                  2,279

Property and equipment, net of accumulated
  depreciation of $594,420                                                   --

Patent                                                                    9,546
                                                                    -----------
                                                                    $    11,825
                                                                    ===========

          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:

  Accounts payable                                                  $    12,854
  Accrued expenses                                                      138,292
  Lease payable                                                          38,650
  Accrued interest payable                                              793,571
  Notes payable                                                         615,339
  Notes payable - shareholders                                        1,367,650
  Deposits                                                               40,000
                                                                    -----------
    Total current liabilities                                         3,006,356

Commitments

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value, 200,000,000 shares
    authorized, 24,289,180 shares issued and outstanding                 24,289
  Additional paid in capital                                          1,926,709
  Accumulated deficit                                                (4,945,529)
                                                                    -----------
                                                                     (2,994,531)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $    11,825
                                                                    ===========

                             MICROSIGNAL CORPORATION
                            STATEMENTS OF OPERATIONS

                                                Three Months       Three Months
                                                    Ended              Ended
                                                  March 31,          March 31,
                                                ------------       ------------
                                                    2003               2002
                                                ------------       ------------
                                                 (Unaudited)        (Unaudited)
Revenues                                        $         --       $         --
Cost of revenues                                          --                 --
                                                ------------       ------------
Gross margin                                              --                 --

Cost and Expenses:
  General, selling and administrative                 23,442              2,162
                                                ------------       ------------

Loss from operations                                 (23,442)            (2,162)

Interest expense                                      37,671             37,671
                                                ------------       ------------

Net loss                                        $    (61,113)      $    (39,833)
                                                ============       ============

Net loss per share:
  Net loss basic and diluted                    $      (0.00)      $      (0.00)
                                                ============       ============

Weighted average shares outstanding:
  Basic and diluted                               24,114,627          4,396,339
                                                ============       ============

                             MICROSIGNAL CORPORATION
                             STATEMENTS OF CASHFLOWS

                                                          Three         Three
                                                          Months        Months
                                                          Ended         Ended
                                                         March 31,     March 31,
                                                         --------      --------
                                                           2003          2002
                                                         --------      --------
                                                        (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $(61,113)     $(39,833)
Adjustments to reconcile net loss to cash used by
  operating activities:
  Common stock for services                                16,000            --
Net change in:
  Accounts payable                                          1,854            --
  Accrued interest payable                                 37,671        37,671
                                                         --------      --------

CASH FLOWS USED IN OPERATING ACTIVITIES
                                                           (5,588)       (2,162)
                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder notes payable                     5,900            --
                                                         --------      --------

NET DECREASE IN CASH                                          312        (2,162)
Cash, beg. of period                                        1,967         2,709
                                                         --------      --------
Cash, end of period                                      $  2,279      $    547
                                                         ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                          $     --      $     --
  Income taxes paid                                      $     --      $     --

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)

1.       GENERAL

The accompanying unaudited financial statements have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 2002 and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position as of March 31, 2003 and the results of operations for the periods presented. These statements have not been audited but have been reviewed by the Company's independent certified public accountants. The operating results for the interim periods are not necessarily indicative of results for the full fiscal year.

The notes to the consolidated financial statements appearing in the Company's Annual Report as filed on SEC Form 10-KSB for the year ended December 31, 2002 should be read in conjunction with this Quarterly Report on Form 10-QSB.

NOTE 2 - COLLATERAL LOAN AGREEMENT

On February 23, 2003, MicroSignal filed a report on Form 8-K, which reported under Item 1 that on February 7, 2003 MicroSignal entered into a Collateral Loan Agreement and Promissory Note for up to $1,500,000 which would be secured by 93,750,000 shares of common stock. As of May 12, 2003, the promissory note has not been funded.

NOTE 3 - SUBSEQUENT ACQUISITION OF EXXCODE, INC.

On April 1, 2003, MicroSignal acquired 100% of the issued and outstanding shares of Exxcode, Inc. for 25,000,000 shares of common stock or $1,750,000 or 17.5% of MicroSignal. Exxcode has a proprietary bar code technology, which is used for tracking medical records, x-rays and MRI's. The bar code can track MicroSignal's technology.

No pro forma information will be presented for the results of operations as Exxcode has been inactive for the last several years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

         When used in this Form 10QSB and in future filings by MicroSignal Corporation with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," or we expect," "will continue," "is anticipated," "estimated," or similar expression or use of the future tense, are intended to identify forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. These statements are subject to risks and uncertainties, some of which are described below and others are described in other parts of this Form 10QSB. Actual results may differ materially from historical earnings and those presently anticipated or projected. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

BUSINESS

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

         Additional opportunities exist to make use of the Internet to perform high-end teleradiology and Picture Archiving and Control. MicroSignal Corporation can become the preferred channel not only for computing and displaying medical images, but also for transporting them. The transport, if done properly, can result in an ongoing revenue stream valued in the hundreds of millions of dollars per year within five years. There can be no assurances that the Company will see these results. Future revenues are dependent upon the Company being able to secure outside financing and raising additional capital to enable it to commence operations in a meaningful manner, neither of which the Company has commitments to receive. Until such time as the Company is able to secure additional financing through loans or capital raising, the Company's efforts to commence revenue-producing operations will have to be scaled back.

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

OVERALL OPERATING RESULTS:

         The Company plans to seek financing and capital to allow it to exploit this technology as well as to enhance and improve on this technology. During 2003, the Company intends to seek the necessary financing to allow it to implement its business plan and to commence operations in a meaningful way.

          We have had no revenues for the three months ended March 31, 2003 and 2002, respectively.

         Our operating expenses for the quarter ended March 31, 2003 were $23,442 and were primarily incurred for rent and other services rendered in connection with our financial reporting obligations with the Securities and Exchange Commission as well as stock transfer agent fees. Operating expenses for the prior year quarter ended March 31, 2002 totaled $2,162 for general expenses.

LIQUIDITY AND CAPITAL RESOURCES:

         The Company has approximately $2,000 in current assets compared to current assets of approximately $2,000 for the year ended December 31, 2002. The Company's current liabilities for the period ended March 31, 2003 are approximately $3,007,000 compared to current liabilities of approximately $2,960,000 for the year ended December 31, 2002. The current assets for the period ended March 31, 2003 consisted of cash of $2,279. Total assets were approximately $12,000 for the year ended December 31, 2002 composed of the Company's patent of approximately $9,500 and its cash.

         At March 31, 2003, the Company had negative working capital of approximately $3,004,000) which consisted of current assets of approximately $2,000 and current liabilities of approximately $3,005,000. At December 31, 2002, the Company had negative working capital of approximately $2,961,000 which consisted of current assets of approximately $2,000 assets and current liabilities of approximately $2,963,000. The current liabilities of the Company at March 31, 2003 are composed primarily of notes payable to shareholders of $1,367,650, notes payable of $615,339, accrued interest payable of $793,571, accrued expenses of $138,292, lease payable of $38,650, deposits of $40,000 and accounts payable of $12,854.

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

Employees

         As of December 31, 2002, the Company had one employee.

DESCRIPTION OF PROPERTIES

         The Company presently leases office space on a three-year lease, which ends in September 2005. The monthly lease payment is $1,854. The Company anticipates that this space is sufficient for the near future.

NEW ACCOUNTING PRONOUNCEMENTS

         In April 2002, the FASB approved for issuance Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and is not expected to have a material effect on the Company's financial position or results of its operations.

         In July 2002, the FASB issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of its operations.

         In December 2002, the FASB issued Statements of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123, This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS 148 is not expected to have a material effect on the Company's financial position or results of its operations.

Inflation

         The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.

ITEM 3.  CONROLS AND PROCEDURES

         Based on the evaluation conducted by Mr. Matthew McConaghy, both the Chief Executive Officer ("CEO") and Chief Accounting Officer ("CAO"), as of a date within 90 days of the filing date of this quarterly report ("Evaluation Date"), of the effectiveness of the Company's disclosure controls and procedures, Mr. Matthew McConaghy concluded that, as of the Evaluation Date, (1) there were no significant deficiencies or material weaknesses in the Company's disclosure controls and procedures, (2) there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date and (3) no corrective actions were required to be taken.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

         On February 7, 2003 MicroSignal entered into a Collateral Loan Agreement and Promissory Note for up to $1,500,000 which would be secured by 93,750,000 shares of common stock. The loan has not yet been funded but the shares have been issued and are being held pending funding of the loan.

         On March 20, 2003 MicroSignal issued Nathan Blumberg 200,000 shares of common stock for services rendered.

         On April 3rd, 2003 MicroSignal issued Matthew G. McConaghy 1,370,000 shares of common stock for services rendered. At the same time, MicroSignal issued an additional 1,200,000 shares to Robert Taulli for services to be provided to MicroSignal. These shares were registered on a Form S-8 Registration Statement.

RECENT SALES OF UNREGISTERED SECURITIES

         On the 7th of April 2003, the Company issued 120,000 shares of its common stock for notes payable of $5,900. These funds were utilized for general business operating expenses and to fund the process of registering shares of our common stock with the Securities and Exchange Commission.

         On April 15, 2003, the Company issued 25,000,000 shares of its common stock in restricted form to the shareholders of Exxcode, Inc., a Nevada corporation, in connection with the Company's acquisition of Exxcode.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On the 21st of January 2003, the Company voted to increase its authorized shares of common stock from 50,000,000 shares to 200,000,000 shares.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

Exhibit Number                      Name of Exhibit

None

b. Reports on Form 8-K

         On February 23, 2003, MicroSignal filed a report on Form 8-K, which reported under Item 1 that on February 7, 2003 MicroSignal entered into a Collateral Loan Agreement and Promissory Note for up to $1,500,000 which would be secured by 93,750,000 shares of common stock.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant) MICROSIGNAL CORPORATION

                  By  /s/  Mr. Matthew G. McConaghy
                      ------------------------------
                      Mr. Matthew G. McConaghy, President & CEO

                  Date   May 12, 2003

FORM OF CERTIFICATION
PURSUANT TO RULE 13a-14 AND 15d-14
UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

CERTIFICATIONS

         I, Mr. Matthew G. McConaghy, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of MicroSignal
Corporation

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003                   /s/  Mr. Matthew G. McConaghy
                                     -----------------------------
                                     Mr. Matthew G. McConaghy, President and CEO

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MicroSignal Corporation (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



Date: May 12, 2003                   /s/  Mr. Matthew G. McConaghy
                                     -----------------------------
                                     Mr. Matthew G. McConaghy, President and CEO