Form 10KSB/A
period 2002-12-31
MICROSIGNAL CORP/NV
filed 2003-06-03
CIK 1116677

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .
                               ------------    -------------

                        Commission File Number: 000-31735

                             MICROSIGNAL CORPORATION
                 (Name of Small Business Issuer in its charter)

         Nevada                                               88-0231200
         ------                                               ----------
 (State or other jurisdiction of                      (IRS Employer
  incorporation or organization)                      Identification Number)

                 345 Southpointe Boulevard Canonsburg, PA 15317
                Address of principal executive offices)(Zip Code)

Company's telephone number, including area code:  (724) 746-9476
                                                  --------------

Securities registered pursuant to Section 12(b) of the Act:  None.

Name of each exchange on which registered: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No
_

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

---------------------------------------- ------------------------------------- -------------------------------------
Period                                   High Bid                              Low Bid
---------------------------------------- ------------------------------------- -------------------------------------
1st Qtr 2002                             .10                                   .10
---------------------------------------- ------------------------------------- -------------------------------------
2nd Qtr 2002                             .25                                   .10
---------------------------------------- ------------------------------------- -------------------------------------
3rd Qtr 2002                             .35                                   .20
---------------------------------------- ------------------------------------- -------------------------------------
4th Qtr 2002                             .45                                   .08
---------------------------------------- ------------------------------------- -------------------------------------


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


March 30, 2003                 MICROSIGNAL CORPORATION




                               /s/ Matthew McConaghy
                               --------------------------------
                               Matthew G. McConaghy, President, CEO, Director




March 30, 2003                 /s/ Dr. Nathan Blumberg
                               --------------------------------
                               Dr. Nathan Blumberg, Director

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

                                    /s/ Matthew McConaghy
                                    Matthew G. McConaghy, President and
                                    Chief Executive Officer
Dated: March 30, 2003

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  MicroSignal Corporation
  Pittsburg, Pennsylvania

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

The accompanying financial statements have been prepared assuming that MicroSignal will continue as a going concern. As discussed in Note 2 to the financial statements, MicroSignal has incurred losses for the years ended December 31, 2002 and 2001 totaling $549,893 and $212,385 and had negative working capital of $2,958,964 as of December 31, 2002. MicroSignal will require additional working capital to develop and support its technologies and business until MicroSignal either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about MicroSignal's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Malone & Bailey, PLLC
www.malone-bailey.com
Houston, Texas

March 12, 2003

                             MICROSIGNAL CORPORATION
                                  BALANCE SHEET
                                DECEMBER 31, 2002


                                            ASSETS
Current assets
  Cash                                                                     $            1,967
                                                                           ------------------
    Total current assets                                                                1,967

Property and equipment, net of accumulated depreciation of
  $594,420                                                                                  -

Patent                                                                                  9,546
                                                                           ------------------
                                                                           $           11,513
                                                                           ==================

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                         $           11,000
  Accrued expenses                                                                    138,292
  Lease payable                                                                        38,650
  Accrued interest payable                                                            755,900
  Notes payable                                                                       615,339
  Notes payable - shareholders                                                      1,361,750
  Deposits                                                                             40,000
                                                                           ------------------
    Total current liabilities                                                       2,960,931

Commitments

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value, 200,000,000 shares
    authorized, 24,089,180 shares issued and outstanding                               24,089
  Additional paid in capital                                                        1,910,909
  Accumulated deficit                                                              (4,884,416)
                                                                           ------------------
                                                                                   (2,949,418)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                       $           11,513
                                                                           ==================


 See accompanying summary of accounting policies and notes to financial statements.


                                                  MICROSIGNAL CORPORATION
                                                  STATEMENTS OF OPERATIONS
                                       FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                        2002                2001
                                                                                  ---------------    -----------------

Revenues                                                                          $            -     $             -
Cost of revenues                                                                               -                   -
                                                                                  --------------     ---------------
Gross margin                                                                                   -                   -

Cost and Expenses:
  General, selling and administrative                                                     84,617              59,609
  Consulting                                                                             312,500                   -
                                                                                  --------------     ---------------
                                                                                         397,117              59,609
                                                                                  --------------     ---------------

Loss from operations                                                                    (397,117)            (59,609)

Interest expense                                                                         152,776             152,776
                                                                                  --------------     ---------------

Net loss                                                                          $     (549,893)    $      (212,385)
                                                                                  ==============     ===============

Net loss per share:
  Net loss basic and diluted                                                      $        (0.04)    $         (0.05)
                                                                                  ==============     ===============

Weighted average shares outstanding:
  Basic and diluted                                                                   13,498,049           4,395,336
                                                                                  ==============     ===============


 See accompanying summary of accounting policies and notes to financial statements.

                             MICROSIGNAL CORPORATION
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR THE YEARS ENDED DECEMBER 31, 2002



                                             Common stock
                                   --------------------------------- Additional paid
                                       Shares           Amount          in capital    Accumulated deficit        Total
                                   ---------------- ---------------- ---------------- ------------------- -------------------

Balance,
  December 31, 2000                      4,395,336  $        4,395   $     1,534,228  $       (4,122,138) $       (2,583,515)

Net loss                                         -               -                 -            (212,385)           (212,385)
                                   ---------------  --------------   ---------------  ------------------  ------------------

Balance,
  December 31, 2001                      4,395,336           4,395         1,534,228          (4,334,523)         (2,795,900)

Issuance of common
  stock for the net
  liabilities of Pro
  Glass Technologies,
  Inc. and
  recapitalization                      17,051,344          17,051           (17,051)                  -                   -

Issuance of common
  stock for cash                           230,000             230            34,270                   -              34,500

Issuance of common
  stock for services                     2,412,500           2,413           359,462                   -             361,875

Net loss                                         -               -                 -            (549,893)           (549,893)
                                   ---------------  --------------   ---------------  ------------------  ------------------

Balance,
  December 31, 2002                     24,089,180  $       24,089   $     1,910,909  $       (4,884,416) $       (2,949,418)
                                   ===============  ==============   ===============  ==================  ==================


 See accompanying summary of accounting policies and notes to financial statements.


                             MICROSIGNAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                        2002                2001
                                                                                   ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                           $     (549,893)     $     (212,385)
Adjustments to reconcile net loss to cash used by
  operating activities:
  Common stock for services                                                               361,875                   -
Net change in:
  Prepaid assets and other                                                                      -               5,877
  Accrued interest payable                                                                152,776             152,776
                                                                                   --------------      --------------

CASH FLOWS USED IN OPERATING ACTIVITIES                                                   (35,242)            (53,732)
                                                                                   --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                                                                     -              52,124
Proceeds form the sale of common stock                                                     34,500                   -
                                                                                   --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES                                                       34,500              52,124
                                                                                   --------------      --------------

NET DECREASE IN CASH                                                                         (742)             (1,608)
Cash, beg. of period                                                                        2,709               4,317
                                                                                   --------------      --------------
Cash, end of period                                                                $        1,967      $        2,709
                                                                                   ==============      ==============

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                                                    $            -      $            -
  Income taxes paid                                                                $            -      $            -

 See accompanying summary of accounting policies and notes to financial statements.

                             MICROSIGNAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

MicroSignal is a Pennsylvania corporation founded in November 1989 and is a Pittsburgh, Pennsylvania-based medical software development company that specializes in developing software products for the radiology community. In 2000, MicroSignal ceased its operations. Currently, MicroSignal is in the process of restarting its operations and raising capital.

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

STOCK-BASED COMPENSATION

MicroSignal accounts for stock-based compensation issued to employees under the intrinsic value method. Under this method, MicroSignal recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant. No options have been granted.

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


NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

For the years ended December 31, 2002 and 2001, MicroSignal incurred net losses totaling $549,893 and $212,385, respectively, and at December 31, 2002 had negative working capital of $2,958,964. Because of these recurring losses, MicroSignal will require additional working capital to develop and support its technologies and business until MicroSignal either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) receives additional financing necessary to support MicroSignal's working capital requirements.

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


NOTE 3 - REVERSE MERGER AND PRO FORMA INFORMATION

On September 10, 2002, MicroSignal entered into an Agreement and Plan of Reorganization and exchanged 100% of MicroSignal shares for 17,051,344 shares or 94% of Pro Glass. Prior to the merger, Pro Glass sold its operations to its CEO and changed its name to MicroSignal Corporation. For accounting purposes this transaction was treated as an acquisition of Pro Glass and a recapitalization of

MicroSignal. MicroSignal is the accounting acquirer and the results of its operations carry over. Accordingly, the operations of Pro Glass are not carried over and are adjusted to $0.

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


NOTE 4 - PROPERTY AND EQUIPMENT

At December 31, 2002, property and equipment consisted of the following:

                                                                                Useful Lives
                                                                                                       Amount
                                                                                --------------
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

The components of deferred income tax assets (liabilities) at December 31, 2002, were as follows:

                                                                                            Amount
                                                                                       -----------------
      Net operating loss carryforwards                                                 $     1,478,000
      Valuation allowance                                                                   (1,478,000)
                                                                                       ---------------
      Net deferred tax assets                                                          $             -
                                                                                       ===============

At December 31, 2002, MicroSignal had a net operating loss carryforwards for federal income tax purposes totaling approximately $4,300,000 which, if not utilized, will expire in the years 2014 through 2022.

In September 2002, MicroSignal had a change in ownership, which has resulted in MicroSignal's net operating loss carryforwards being subject to certain utilization limitations in the future.

NOTE 8 - RELATED PARTY TRANSACTIONS

During 2001, MicroSignal paid $19,969 to an entity affiliated with the former Chairman of the Board and CEO for consulting services.


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