Form 10QSB
period 2003-06-30
MICROSIGNAL CORP/NV
filed 2003-08-18
CIK 1116677

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


     (Mark One)

     [X] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003

                                       OR

     [ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

         From the transition period from ___________ to ____________.

                        Commission File Number 000-31735

                            MICROSIGNAL CORPORATION
                            -----------------------
         (Exact name of small business issuer as specified in its charter)

                    Nevada                              91-1997729
                    ------                              ----------
      (State or other jurisdiction of       (IRS Employer Identification No.)
       incorporation or organization)

                 345 Southpointe Boulevard, Canonsburg, PA 15317
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (724) 746-9476
                                 --------------
                           (Issuer's telephone number)

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

                                                  Yes  X   No ____

As of August 14, 2003 there were 53,439,180 shares of Common Stock of the issuer outstanding.

                                TABLE OF CONTENTS

                          PART  I    FINANCIAL STATEMENTS



Item 1     Financial Statements                                              3

Item 2     Management's Discussion and Analysis or Plan of Operation         8
Item 3.    Controls and Procedures                                          11

                           PART II OTHER INFORMATION

Item 1     Legal Proceedings                                                12
Item 2     Changes in Securities                                            12
Item 3     Default upon Senior Securities                                   12
Item 4     Submission of Matters to a Vote of Security Holders              12
Item 5     Other Information                                                12
Item 6     Exhibits and Reports on Form 8-K                                 12

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                               MICROSIGNAL CORPORATION
                                                    BALANCE SHEET
                                                    June 30, 2003
                                                     (Unaudited)

                                            ASSETS
Current assets
  Cash                                                                                           $            4,722
                                                                                                 ------------------
    Total current assets                                                                                      4,722

Property and equipment, net of accumulated depreciation of
  $594,420                                                                                                   13,351

Other assets                                                                                                 22,036
                                                                                                 ------------------
                                                                                                 $           40,109
                                                                                                 ==================

                             LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                                               $           18,830
  Accrued expenses                                                                                          138,292
  Lease payable                                                                                              38,650
  Accrued interest payable                                                                                  832,571
  Notes payable                                                                                             759,339
  Notes payable - shareholders                                                                            1,367,650
  Deposits                                                                                                   40,000
                                                                                                 ------------------
    Total current liabilities                                                                             3,195,332

Commitments

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value, 200,000,000 shares
    authorized, 53,439,180 shares issued and outstanding                                                     53,439
  Additional paid in capital                                                                              2,189,799
  Accumulated deficit                                                                                    (5,398,461)
                                                                                                 ------------------
                                                                                                         (3,155,223)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                      $           40,109
                                                                                                 ==================


                                                MICROSIGNAL CORPORATION
                                               STATEMENTS OF OPERATIONS

                                                    Three Months Ended                       Six Months Ended
                                                        June 30,                                 June 30,
                                          -------------------------------------    -----------------------------------
                                                 2003                 2002               2003                2002
                                          ------------------    ---------------    ----------------    ---------------
                                              (Unaudited)         (Unaudited)        (Unaudited)         (Unaudited)
Revenues                                  $             -       $            -     $             -     $            -
Cost of revenues                                        -                    -                   -                  -
                                          ---------------       --------------     ---------------     --------------
Gross margin                                            -                    -                   -                  -

Cost and Expenses:
  General and administrative                      413,932                  494             437,374              2,656
                                          ---------------       --------------     ---------------     --------------

Loss from operations                             (413,932)                (494)           (437,374)            (2,656)

Interest expense                                   39,000               39,000              76,671             76,671
                                          ---------------       --------------     ---------------     --------------

Net loss                                  $      (452,932)      $      (39,494)    $      (514,045)    $      (79,327)
                                          ===============       ==============     ===============     ==============

Net loss per share:
  Net loss basic and diluted              $        (0.01)       $         (0.01)   $        (0.01)     $        (0.02)
                                          ===============       ===============    ===============     ===============


Weighted average shares
  outstanding:
    Basic and diluted                          50,927,216            4,396,339          37,594,990          4,396,339
                                          ===============       ==============     ===============     ==============

                                            MICROSIGNAL CORPORATION
                                            STATEMENTS OF CASHFLOWS

                                                                               Six                  Six
                                                                             Months                Months
                                                                              Ended                Ended
                                                                            June 30,             June 30,
                                                                       -----------------    ------------------
                                                                             2003                 2002
                                                                       -----------------    ------------------
                                                                          (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                               $      (514,045)     $         (79,327)
Adjustments to reconcile net loss to cash used by
  operating activities:
    Common stock for services                                                  295,750                      -
Net change in:
  Accounts payable                                                               7,830                      -
  Accrued interest payable                                                      76,671                 76,671
                                                                       ---------------      -----------------

CASH FLOWS USED IN OPERATING
  ACTIVITIES                                                                  (133,794)                (2,656)
                                                                       ---------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder notes payable                                        149,900                      -
                                                                       ---------------      -----------------

NET INCREASE (DECREASE) IN CASH                                                  2,755                 (2,656)
Cash, beg. of period                                                             1,967                  2,709
                                                                       ---------------      -----------------
Cash, end of period                                                    $         4,722      $              53
                                                                       ===============      =================

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                                        $             -      $               -
  Income taxes paid                                                    $             -      $               -

NON-CASH TRANSACTIONS:
  Issuance of common stock for assets                                  $        12,490      $               -


                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

1.       GENERAL

The balance sheet of MicroSignal as of June 30, 2003, the related statements of operations for the three and six months ended June 30, 2003 and 2002 and the statements of cash flows for the six months ended June 30, 2003 and 2002 included in the financial statements have been prepared by MicroSignal without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly MicroSignal's financial position and results of operations. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in MicroSignal's December 31, 2002 Form 10-KSB.


NOTE 2 - OTHER ASSETS

Other assets include a patent designed to improve the quality and efficiency of magnetic resonance imaging ("MRI") systems and barcode technology acquired in April 2003.


NOTE 3 - COMMON STOCK

On April 1, 2003, MicroSignal acquired 100% of the issued and outstanding shares of Exxcode, Inc. for 25,000,000 shares of common stock valued at $12,490. Exxcode has a proprietary bar code technology, which is used for tracking medical records, x-rays and MRI's. The bar code can track MicroSignal's technology. The barcode technology was recorded at the sellers' historical cost.

During the six months ending June 30, 2003, MicroSignal issued 4,150,000 shares of common stock for services valued at $295,750.


NOTE 4 - COLLATERAL LOAN AGREEMENT

On February 23, 2003, MicroSignal filed a report on Form 8-K, which reported under Item 1 that on February 7, 2003 MicroSignal entered into a Collateral Loan Agreement and Promissory Note for up to $1,500,000 which would be secured by 93,750,000 shares of common stock. The common shares were retuned to MicroSignal in May 2003 and were canceled.

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

          We have had no revenues for the three and six months ended June 30, 2003 and 2002, respectively.

         Our operating expenses for the quarter ended June 30, 2003 were $419,932 and were primarily incurred for consulting, rent and other services rendered in connection with our financial reporting obligations with the Securities and Exchange Commission as well as stock transfer agent fees and financial consulting. Operating expenses for the prior year quarter ended June 30, 2002 totaled $494 for general expenses.

         Our operating expenses for the six months ended June 30, 2003 were $437,374 and were primarily incurred for consulting, rent and other services rendered in connection with our financial reporting obligations with the Securities and Exchange Commission as well as stock transfer agent fees. Operating expenses for the six months ended June 30, 2002 totaled $2,656 for general expenses.


Liquidity and Capital Resources:


         The Company has approximately $4,700 in current assets compared to current assets of approximately $2,000 for the year ended December 31, 2002. The Company's current liabilities for the period ended June 30, 2003 are approximately $3,195,000 compared to current liabilities of approximately $2,960,000 for the year ended December 31, 2002. The current assets for the period ended June 30, 2003 consisted of cash of $4,722. Total assets were approximately $12,000 for the year ended December 31, 2002 composed of the Company's patent of approximately $9,500 and its cash.

         At June 30, 2003, the Company had negative working capital of approximately $3,190,000 which consisted of current assets of approximately $4,700 and current liabilities of approximately $3,195,000. At December 31, 2002, the Company had negative working capital of approximately $2,961,000 which consisted of current assets of approximately $2,000 assets and current liabilities of approximately $2,963,000. The current liabilities of the Company at June 30, 2003 are composed primarily of notes payable to shareholders of $1,367,650, notes payable of $759,339, accrued interest payable of $832,571, accrued expenses of $138,292, lease payable of $38,650, deposits of $40,000 and accounts payable of $18,830.

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

Employees

         As of June 30, 2003, the Company had three employees.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

         On February 7, 2003 MicroSignal entered into a Collateral Loan Agreement and Promissory Note for up to $1,500,000 which would be secured by 93,750,000 shares of common stock. The common shares were retuned to MicroSignal in May 2003 and were canceled.

         In April 2003, MicroSignal issued Matthew G. McConaghy 1,370,000 shares of common stock for services rendered. At the same time, MicroSignal issued an additional 1,200,000 shares to Robert Taulli for services to be provided to MicroSignal. These shares were registered on a Form S-8 Registration Statement.

         In April 2003, MicroSignal issued 25,000,000 shares of its common stock in restricted form to the shareholders of Exxcode, Inc., a Nevada corporation, in connection with the Company's acquisition of Exxcode.

         In April 2003, MicroSignal issued 325,000 shares of its common stock for services rendered.

         In May 2003, MicroSignal issued 1,055,000 shares of its common stock for services rendered.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

Exhibit Number                      Name of Exhibit

None

b. Reports on Form 8-K

None.

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

                  Date     August 14, 2003