Form 10QSB
period 2003-09-30
MICROSIGNAL CORP/NV
filed 2003-11-19
CIK 1116677

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

         [ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                        Commission File Number 000-31735

                             MICROSIGNAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

                Nevada                                  91-1997729
   (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)

                 345 Southpointe Boulevard, Canonsburg, PA 15317
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (724) 746-9476
--------------------------------------------------------------------------------
                          (Issuer's telephone number)

                                       N/A
         (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes: [X] No [ ]

As of November 18, 2003 there were 95,323,714 shares of Common Stock of the issuer outstanding.

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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             MICROSIGNAL CORPORATION
                                  BALANCE SHEET
                               September 30, 2003
                                   (Unaudited)

                                     ASSETS
                                 Current assets

  Cash                                                                   $     4,650
  Prepaid expenses                                                             5,742
                                                                         -----------
    Total current assets                                                      10,392

Property and equipment, net of accumulated depreciation of $594,420           13,351

Other assets                                                                  22,036
                                                                         -----------
                                                                         $    45,779
                                                                         ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                       $    68,503
  Accrued expenses                                                           169,610
  Lease payable                                                               38,650
  Accrued interest payable                                                   877,571
  Notes payable                                                              774,339
  Notes payable - shareholders                                             1,367,650
  Deposits                                                                    40,000
                                                                         -----------
    Total current liabilities                                              3,336,323

Commitments

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value, 200,000,000 shares
    authorized, 54,239,180 shares issued and outstanding                      54,239
  Additional paid in capital                                               2,228,312
  Accumulated deficit                                                     (5,647,782)
                                                                         -----------
                                                                          (3,290,544)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $    45,779
                                                                         ===========

                             MICROSIGNAL CORPORATION
                            STATEMENTS OF OPERATIONS

                                        Three Months Ended                    Nine Months Ended
                                            September 30,                        September 30,
                                  -------------------------------       -------------------------------
                                      2003                2002              2003               2002
                                  ------------       ------------       ------------       ------------
                                  (Unaudited)         (Unaudited)        (Unaudited)       (Unaudited)
Revenues                          $         --       $         --       $         --       $         --
Cost of revenues                            --                 --                 --                 --
                                  ------------       ------------       ------------       ------------
Gross margin                                --                 --                 --                 --

Cost and Expenses:
  General and administrative           204,321                 --            641,665              2,656
                                  ------------       ------------       ------------       ------------

Loss from operations                  (204,321)                --           (641,665)            (2,656)

Interest expense                        45,000             40,000            121,671            116,671
                                  ------------       ------------       ------------       ------------

Net loss                          $   (249,321)      $    (40,000)      $   (763,336)      $   (119,327)
                                  ============       ============       ============       ============

Net loss per share:
  Net loss basic and diluted      $      (0.01)      $      (0.01)      $      (0.02)      $      (0.03)
                                  ============       ============       ============       ============

Weighted average shares
  outstanding:
    Basic and diluted               54,022,792          4,396,339         43,131,099          4,396,339
                                  ============       ============       ============       ============

                             MICROSIGNAL CORPORATION
                             STATEMENTS OF CASHFLOWS

                                                                              Nine                 Nine
                                                                             Months                Months
                                                                              Ended                Ended
                                                                          September 30,        September 30,
                                                                       -----------------    ------------------
                                                                            2003                    2002
                                                                          ---------               ---------
                                                                         (Unaudited)             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                  $(763,366)              $(119,327)
Adjustments to reconcile net loss to cash used by
  operating activities:
    Common stock for services                                               419,750                      --
Net change in:
  Prepaid expenses                                                           (5,742)                     --
  Accounts payable and accrued expenses                                      88,821                      --
  Accrued interest payable                                                  121,671                 116,671
                                                                          ---------               ---------

CASH FLOWS USED IN OPERATING
  ACTIVITIES                                                               (148,866)                 (2,656)
                                                                          ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                      (13,351)                     --
                                                                          ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder notes payable                                     164,900                      --
                                                                          ---------               ---------

NET INCREASE (DECREASE) IN CASH                                               2,683                  (2,656)
Cash, beg. of period                                                          1,967                   2,709
                                                                          ---------               ---------
Cash, end of period                                                       $   4,650               $      53
                                                                          =========               =========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                                           $      --               $      --
  Income taxes paid                                                       $      --               $      --

NON-CASH TRANSACTIONS:
  Issuance of common stock for assets                                     $  12,490               $      --

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)

1. GENERAL

The balance sheet of MicroSignal as of September 30, 2003, the related statements of operations for the three and nine months ended September 30, 2003 and 2002 and the statements of cash flows for the nine months ended September 30, 2003 and 2002 included in the financial statements have been prepared by MicroSignal without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly MicroSignal's financial position and results of operations. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in MicroSignal's December 31, 2002 Form 10-KSB.


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

During the nine months ending September 30, 2003, MicroSignal issued 4,950,000 shares of common stock for services valued at $409,750.

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

Increased information extraction

         o        Helps with the elimination of some artifacts

         o        Improves the radiologist's productivity

         o        Reduces patient re-scan and call back

         o        Reduces patient scan time

         o        Reduces film costs

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

          We have had no revenues for the three and nine months ended September 30, 2003 and 2002, respectively.

         Our operating expenses for the quarter ended September 30, 2003 were $204,321 and were primarily incurred for salaries, consulting, rent and other services rendered in connection with our financial reporting obligations with the Securities and Exchange Commission as well as stock transfer agent fees and financial consulting. Operating expenses for the prior year quarter ended September 30, 2002 totaled $0.

         Our operating expenses for the nine months ended September 30, 2003 were $641,665 and were primarily incurred for salaries, consulting, rent and other services rendered in connection with our financial reporting obligations with the Securities and Exchange Commission as well as stock transfer agent fees. Operating expenses for the nine months ended September 30, 2002 totaled $2,656 for general expenses.


Liquidity and Capital Resources:


         The Company has approximately $10,000 in current assets compared to current assets of approximately $2,000 for the year ended December 31, 2002. The Company's current liabilities for the period ended September 30, 2003 are approximately $3,336,000 compared to current liabilities of approximately $2,960,000 for the year ended December 31, 2002. The current assets for the period ended September 30, 2003 consisted of cash of $4,650. Total assets were approximately $12,000 for the year ended December 31, 2002 composed of the Company's patent of approximately $9,500 and its cash.

         At September 30, 2003, the Company had negative working capital of approximately $3,326,000 which consisted of current assets of approximately $10,000 and current liabilities of approximately $3,336,000. At December 31, 2002, the Company had negative working capital of approximately $2,961,000 which consisted of current assets of approximately $2,000 assets and current liabilities of approximately $2,963,000. The current liabilities of the Company at September 30, 2003 are composed primarily of notes payable to shareholders of $1,367,650, notes payable of $774,339, accrued interest payable of $877,571, accrued expenses of $169,610, lease payable of $38,650, deposits of $40,000 and accounts payable of $68,503.

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

Employees

         As of September 30, 2003, the Company had three employees.

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


ITEM 3.  CONROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer (the "Certifying Officers"), as appropriate to allow timely decisions regarding required disclosure.

          As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

     The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

1. MicroSignal Corp. v. George Parks (03-A-468548-B)(District Ct. NV).

On June 2, 2003, the Company filed a verified complaint against George Parks in Las Vegas, NV. The lawsuit is captioned MicroSignal Corp. v. George Parks (03-A-468548-B)(District Ct. NV). The complaint sought injunctive relief against Mr. Parks to (a) compel him to produce the necessary books and records of the company wrongfully withheld by him and (b) to enjoin him from libeling the company. Mr. Parks moved to dismiss on long jurisdiction claims. The Nevada court denied the motion to dismiss. Management is confident that it will prevail on the lawsuit against Mr. Parks.


2. MicroSignal  Corp. v. Matthew  McConaghy et al.  (03-A-472656B)(District  Ct.
NV).

On August 25, 2003, the company filed a verified complaint against Matthew McConaghy and others in the Eighth judicial district in Las Vegas, NV. A preliminary injunction has been issued against Mr. McConaghy enjoining him from acting as President of the company. The lawsuit was filed as the result of the company firing Mr. McConaghy as President for cause. The other named defendants were dismissed after they resigned as directors of the company having been illegally appointed by Mr. McConaghy. On November 17, 2003, the court ruled against Mr. McConaghy's motion to quash service of process. Mr. McConanghy has been ordered to file his responsive pleading.


3.  MicroSignal  Corp.,  a  Pennsylvania   corporation,   and  George  Parks  v.
MicroSignal Corp. (formerly Pro Glass Technologies, a Nevada corporation, Matthew McConaghy, Chris Puleo, Sherri Yavelak and Nathan Blumberg, M.D. (No. G.D. 03-20299)(Ct. Common Pleas Allegheny Cty, PA).

4.  MicroSignal  Corp.,  a  Pennsylvania   corporation,   and  George  Parks  v.
MicroSignal Corp. (formerly Pro Glass Technologies, a Nevada corporation, Matthew McConaghy, Chris Puleo, Sherri Yavelak and Nathan Blumberg, M.D. (No. 03-A-472656B)(U.S. Dist. Ct. W. Penn)


On October 16, 2003, the company was given telefax notice of the filing of a lawsuit against it in Pittsburgh, PA by George Parks individually and purportedly acting on behalf of MicroSignal Corp. the private Pennsylvania company. On October 17, 2003, the company appeared in court to oppose Mr. Parks. The lawsuit is captioned MicroSignal Corp., a Pennsylvania corporation, and George Parks v. MicroSignal Corp. (formerly Pro Glass Technologies, a Nevada corporation, Matthew McConaghy, Chris Puleo, Sherri Yavelak and Nathan Blumberg, M.D. (No. G.D. 03-20299)(Ct. Common Pleas Allegheny Cty, PA).

The lawsuit was removed to federal court on the motion of MicroSignal Corp. who filed a counterclaim against Mr. Parks to stop him from interfering with the business of MicroSignal. The matter is now set for an expedited hearing in December 2003 (Case No. 03-1589) (U.S. Dist. Ct. W.D. of Penn). The parties are currently in discovery.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

Exhibit
Number         Name of Exhibit
------         ---------------

31.1 Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K

None.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MICROSIGNAL CORPORATION
                                        (Registrant)


                                        By /s/  Mr. Wayne Norris
                                           -------------------------------------
                                           Mr. Wayne Norris, CEO

                                           Date November 18, 2003