Form 10QSB/A
period 2003-09-30
MICROSIGNAL CORP/NV
filed 2004-01-08
CIK 1116677

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                                   (Mark One)

            [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

   [ ]TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

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

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             MICROSIGNAL CORPORATION
                                  BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (Unaudited)

                                            ASSETS

Current assets
  Cash                                                                                           $            4,650
  Prepaid expenses                                                                                            5,742
                                                                                                 ------------------
    Total current assets                                                                                     10,392

Property and equipment, net of accumulated depreciation of
  $594,420                                                                                                   13,351

Other assets                                                                                                 22,036
                                                                                                 ------------------
                                                                                                 $           45,779
                                                                                                 ==================

                             LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                                               $           68,503
  Accrued expenses                                                                                          169,610
  Lease payable                                                                                              38,650
  Accrued interest payable                                                                                  877,571
  Notes payable                                                                                             774,339
  Notes payable - shareholders                                                                            1,367,650
  Deposits                                                                                                   40,000
                                                                                                 ------------------
    Total current liabilities                                                                             3,336,323

Commitments

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value, 200,000,000 shares
    authorized, 54,239,180 shares issued and outstanding                                                     54,239
  Additional paid in capital                                                                              2,302,999
  Accumulated deficit                                                                                    (5,647,782)
                                                                                                 ------------------
                                                                                                         (3,290,544)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                      $           45,779
                                                                                                 ==================

                             MICROSIGNAL CORPORATION
                            STATEMENTS OF OPERATIONS

                                                    Three Months Ended                      Nine Months Ended
                                                      September 30,                            September 30,
                                          -------------------------------------    -----------------------------------
                                                 2003                 2002               2003                2002
                                          ------------------    ---------------    ----------------    ---------------
                                             (Unaudited)          (Unaudited)         (Unaudited)         (Unaudited)
Revenues                                  $            --       $           --     $            --     $           --
Cost of revenues                                       --                   --                  --                 --
                                          ---------------       --------------     ---------------     --------------
Gross margin                                           --                   --                  --                 --

Cost and Expenses:
  General and administrative                      204,321                   --             641,665              2,656
                                          ---------------       --------------     ---------------     --------------

Loss from operations                             (204,321)                  --            (641,665)            (2,656)

Interest expense                                   45,000               40,000             121,671            116,671
                                          ---------------       --------------     ---------------     --------------

Net loss                                  $      (249,321)      $      (40,000)    $      (763,336)    $     (119,327)
                                          ===============       ==============     ===============     ==============

Net loss per share:
  Net loss basic and diluted              $         (0.01)      $        (0.01)    $         (0.02)    $        (0.03)
                                          ==================      ===============  ===============     ==============

Weighted average shares
  outstanding:
    Basic and diluted                          54,022,792            4,396,339          43,131,099          4,396,339
                                          ===============       ==============     ===============     ==============

                             MICROSIGNAL CORPORATION
                             STATEMENTS OF CASHFLOWS

                                                                              Nine                 Nine
                                                                             Months                Months
                                                                              Ended                Ended
                                                                          September 30,        September 30,
                                                                       -----------------    ------------------
                                                                             2003                  2002
                                                                       -----------------    ------------------
                                                                          (Unaudited)            (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                               $      (763,366)     $        (119,327)
Adjustments to reconcile net loss to cash used by
  operating activities:
    Common stock for services                                                  409,750                     --
Net change in:
  Prepaid expenses                                                              (5,742)                    --
  Accounts payable and accrued expenses                                         88,821                     --
  Accrued interest payable                                                     121,671                116,671
                                                                       ---------------      -----------------

CASH FLOWS USED IN OPERATING
  ACTIVITIES                                                                  (148,866)                (2,656)
                                                                       ---------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                         (13,351)                    --
                                                                       ---------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder notes payable                                        164,900                     --
                                                                       ---------------      -----------------

NET INCREASE (DECREASE) IN CASH                                                  2,683                 (2,656)
Cash, beg. of period                                                             1,967                  2,709
                                                                       ---------------      -----------------
Cash, end of period                                                    $         4,650      $              53
                                                                       ===============      =================

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                                        $            --      $              --
  Income taxes paid                                                    $            --      $              --

NON-CASH TRANSACTIONS:
  Issuance of common stock for assets                                  $        12,490      $              --

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

(Registrant)      MICROSIGNAL CORPORATION

                  By       /s/  Dr.  Lawrence Madoff
                           ---------------------------
                           Dr.  Lawrence Madoff, CEO

                  Date:    January 6, 2003

                  By:      /s/ Abdrea Lindsay
                           ----------------------------
                           Abdrea Lindsay, CFO

                  Date:    January 6, 2003