Form 10KSB
period 2003-12-31
NanoSignal CORP
filed 2004-06-01
CIK 1116677

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                    FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from to .

                         Commission File Number: 000-31735

                              NANOSIGNAL CORPORATION
                     (Name of Small Business Issuer in its charter)


        Nevada                                          88-0231200
 (State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                      Identification Number)

                            5440 W Sahara Ave, Suite 206
                       (Address of principal executive offices)

                              Las Vegas, NV  89146
                              (City, State and Zip Code)

                                    (702) 227-5111
                   Company's telephone number, including area code


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

The number of shares outstanding of the Company's $.001 Par Value Common Stock,as of December 31, 2003 were 123,323,714. The aggregate number of shares of the voting stock held by non-affiliates on December 31, 2003 was 37,146,745. The market value of these shares, computed by reference to the market closing price on December 31, 2003 was $8,172,283. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

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

The Company's office is located at 5440 W Sahara Ave, Suite 206, Las Vegas,
 NV 89146.

As of December 31, 2003 the Company had three employees.

Item 2. Properties.

The Company presently leases office space on a three-month rental agreement, which ends in March 31, 2004. The monthly lease payment is $891.00. The Company anticipates that this space is sufficient for the near future.

Item 3 Legal Proceedings.

The Company was awarded a favorable ruling in a lawsuit brought about by shareholders. This ruling was appealed and the company reached a settlement agreement with the parties on April 6, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

In March 2004, the Company's shareholders approved a change of name to "NanoSignal Corporation" and increased the authorized shares of common stock to 500,000,000.

Item 5. Market for Registrant's Common Equity and Related Shareholder
Matters.

The Company's common stock is traded on the OTC Electronic Bulletin Board under the symbol "NNSO". Quotations in the Company's common stock set forth below do not constitute a reliable indication of the price that a holder of the common stock could expect to receive upon the sale of any particular quantity thereof.

The following table reflects the range of high and low quarterly bid prices for the fiscal year ended December 31, 2003 This information was provided to the Company by the National Association of Securities Dealers, Inc. (the "NASD"). These quotations reflect inter-dealer prices, without retail mark-up or markdown or commissions. These quotations may not necessarily reflect actual transactions.


-------------------- -------------------- --------------------
Period               High Bid             Low Bid
-------------------- -------------------- --------------------
1st Qtr 2003        .10                  .06
--------------- --------------- ---------------
2nd Qtr 2003        .34.                 .14
-------------------- -------------------- --------------------
3rd Qtr 2003        .18                  .02
-------------------- -------------------- --------------------
4th Qtr 2003        .28                  .06
-------------------- -------------------- --------------------

As of December 31, 2003 the Company had 122,323,714 shares of its common stock issued and outstanding, of which 37,146,745 were held by non-affiliates.

As of December 31, 2003, the Company estimates there are 113 "holders of record" of its common stock which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers. In March 2004, the Company's Board of Directors approved a proposal to increase the Company's capitalization to 500,000,000 shares of common stock, which proposal was subsequently approved by the Company's shareholders.

Recent Sales of Securities

During 2003, the Company issued a total of 73,234,534 shares of the Company's common stock, to consultants for services rendered.

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

The Company plans to seek financing and capital to allow it to exploit this technology as well as to enhance and improve on this technology. During 2004, the Company intends to seek the necessary financing to allow it to implement its business plan and to commence operations in a meaningful way.

In connection with the MicroSignal acquisition, the Company sold its auto glass repair and replacement business to its former President in exchange for the return of stock as well as assumption of all liabilities of the auto glass operations.

Liquidity and Capital Resources
The Company has approximately $46,388 in current assets compared to current assets of approximately $2,000 for the year ended December 31, 2002. The Company's current liabilities for the year ended December 31, 2003 are approximately $3,947,676 compared to current liabilities of approximately $3,000,000 for the year ended December 31, 2002. The difference in assets and liabilities are related to the Company's acquisition of the MRI imaging business and its sale of the auto glass business. The current assets for the year ended December 31, 2003 consisted of cash of $46,388. Total assets were approximately $67,582 for the year ended December 31, 2003 composed of the Company's property and equity of 21,194 and its cash.

At December 31, 2003, the Company had negative working capital of approximately ($3,901,288) which consisted of current assets of approximately $46,388 and current liabilities of approximately $3,947,676. At December 31, 2002, the Company had working capital of approximately ($2,958,964) which consisted of current assets of approximately $1,967 assets and current liabilities of approximately ($2,960,931). The current liabilities of the Company at December 31, 2002 are composed primarily of notes payable to shareholders of $1,361,750, notes payable of $615,339, accrued interest payable of $755,700, accrued expenses of $138,292, lease payable of $38,650, deposits of $40,000 and accounts payable of $11,000.

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

Results of Operations

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended December 31, 2003 and December 31, 2002 should be read in conjunction with the financial statements of the Company and related notes included therein.

For the years ended December 31, 2003 and 2002, the Company had no revenue. For the year ended December 31, 2003, the Company had operating expenses of approximately $13,593,541 compared to operating expenses of approximately $397,117 at December 31, 2002. The Company's expenses consisted primarily of consulting Costs, impairment and general and administrative expenses. The net loss for the year ended December 31, 2003 was approximately ($13,773,044) or ($.25) pershare of common stock compared to the net loss for the ended December 31, 2002 of approximately ($549,893) or ($.04) per share of common stock.

At December 31, 2003, shareholders' equity was a deficit of approximately ($18,657,460).

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

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the year ended December 31, 2003. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

The principal executive officers and directors of the Company are as follows:

       Name                               Positions Held and Tenure

  Dr. Lawrence Madoff       President, CFO and Director since December 2003

  Dr. Rupert Perrin         Director since December 2003


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

Dr. Larence Madoff. Dr. Madoff was appointed president CFO of the Company in December 2003.


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

Identification of Certain Significant Employees. The Company has three employee, its President, Dr. Lawrence Madoff, Dr. Rupert Perrin and Andrea Lindsey. The Company does not employ any persons who make or are expected to make significant contributions to the business of the Company other than these individuals.

Item 10. Executive Compensation.

During fiscal 2003, and as of the date of the filing of this report, only the Company's President, Dr. Rupert Perrin, Director and Andrea Linsey had been paid any compensation by the Company.

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

The Company has a written employment agreement with its President, Dr. Lawrence Madoff, Director, Dr. Rupert Perrin and Secretary, Andrea Lindsey.

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


Name                       Position                           Filed Reports

Dr. Lawrence Madoff          President, CFO                        No
Dr. Rupert Perrin            Director                              No
Andrea Lindsey               Director, President                   No

Item 11. Security Ownership of Certain Beneficial Owners and Management.

There were 122,323,714 shares of the Company's common stock issued and outstanding on December 31, 2003. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.


------------------------------- ---------------------.-----------------------
Name and Address                 Number of Shares     Percent of Beneficially
                                Owned Beneficially         Owned Shares
------------------------------- ---------------------.-----------------------
MicroSignal Corp.                  17,051.344                13.94%
345 Southpointe Blvd.
Canonsburg, PA 15317
------------------------------- ---------------------.-----------------------
GW Walters Group                   19,000,000                15.53%
BBX Equity Group                   18,000,000                14.71%
-----------------------------------------------------------------------------
All Directors and
Executive Officers                  8,475,000                 6.93%
as a Group (two persons)
------------------------------- ---------------------.-----------------------

* Denotes officer or director

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

Item 13. Exhibits and Reports on Form 8-K.

(a) Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Independent Auditors' Report dated
Balance Sheet for the Fiscal Years Ended December 31, 2003 Statement of Operations for the Fiscal Years Ended December 31, 2003 and 2002 Statement of Shareholders' Equity (Deficit) Statements of Cash Flows Notes to Financial Statements

                               INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  NanoSignal Corporation
  (Formerly known as Microsignal Corporation)
  Las Vegas, Nevada

We have audited the accompanying balance sheet of NanoSignal Corporation (Formerly known as MicroSignal Corporation) as of December 31, 2003, and the related statements of expenses stockholders' equity (deficit), and cash flows for each of the two years then ended. These financial statements are the responsibility of NanoSignal's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NanoSignal Corporation as of December 31, 2003, and the results of its operations and cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that NanoSignal will continue as a going concern. As discussed in Note 2 to the financial statements, NanoSignal has incurred losses for the years ended December 31, 2003 and 2002 totaling $13,773,044 and $549,893 and had negative working capital of $3,901,288 as of December 31, 2003. NanoSignal will require additional working capital to develop and support its technologies and business until NanoSignal either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about NanoSignal's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Malone & Bailey, PLLC
www.malone-bailey.com
Houston, Texas

May 17, 2004

                             NANOSIGNAL CORPORATION
                   (FORMERLY KNOWN AS MICROSIGNAL CORPORATION)
                                 BALANCE SHEET
                               December 31, 2003

                                        ASSETS
Current assets
  Cash                                                           $   46,388
                                                                 ----------
    Total current assets                                             46,388

Property and equipment, net of accumulated
depreciation of   $278,908                                           21,194
                                                                 ----------
                                                                 $   67,582
                                                                 ----------
                                                                 ----------


                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

  Accounts payable                                               $  137,741
  Accrued expenses                                                  138,292
  Lease payable                                                      38,650
  Accrued interest payable                                          935,403
  Notes payable                                                     615,339
  Notes payable - shareholders                                    2,042,251
  Deposits                                                           40,000
                                                                 ----------
    Total current liabilities                                     3,947,676
                                                                 ----------


STOCKHOLDERS' DEFICIT:

  Superpreferred common stock, $.001 par value,
   20,000,000 shares authorized, none issued
   and outstanding                                                        -
  Common stock, $.001 par value, 500,000,000
   shares authorized, 122,323,714 shares issued
   and outstanding                                                  122,324
  Additional paid in capital                                     14,655,042
  Accumulated deficit                                           (18,657,460)
                                                                 ----------
                                                                 (3,880,094)
                                                                 ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          67,582
                                                                 ----------
                                                                 ----------

               See accompanying summary of accounting policies
                        and notes to financial statements.

                             NANOSIGNAL CORPORATION
                   (FORMERLY KNOWN AS MICROSIGNAL CORPORATION)
                             STATEMENTS OF EXPENSES
                    For the Years Ended December 31, 2003 and 2002

                                            2003               2002
                                            -------------      -------------
Operating Expenses:

  General, selling and administrative       $    876,945       $     84,617
Impairment                                     3,009,546                  -
  Consulting                                   9,707,050            312,500
                                            -------------      -------------

Loss from operations                         (13,593,541)          (397,117)

Interest expense                                 179,503            152,776
                                            -------------      -------------

Net loss                                    $(13,773,044)      $   (549,893)
                                            -------------      -------------
                                            -------------      -------------


Net loss per share:
  Net loss basic and diluted                $      (0.25)      $      (0.04)

Weighted average shares outstanding:

  Basic and diluted                           55,895,330         13,498,049
                                            -------------      -------------
                                            -------------      -------------

               See accompanying summary of accounting policies
                        and notes to financial statements.

                      NANOSIGNAL CORPORATION
                   (FORMERLY KNOWN AS MICROSIGNAL CORPORATION)
                         STATEMENT OF STOCKHOLDERS' DEFICIT
                           Years Ended December 31, 2003


                                                                              Additional
                                               Common Stock                   paid in           Accumulated
                                        Shares              Amount            capital            deficit             Total
                                        -------------      -------------      -------------      -------------      -------------
Balance,
  December 31, 2001                       17,051,344       $     17,051      $   1,521,572     $    (4,334,523)     $ (2,795,900)

Issuance of common   stock for the
  net liabilities of Pro Glass
  Technologies,   Inc. and
  recapitalization                         4,395,336              4,395             (4,395)                  -                 -

Issuance of common
  stock for cash                             230,000                230             34,270                   -            34,500


Issuance of common
  stock for services                       2,412,500              2,413            359,462                   -           361,875

Net loss                                           -                  -                  -            (549,893)         (549,893)
                                        -------------      -------------      -------------      -------------      -------------

Balance,
  December 31, 2002                       24,089,180             24,089          1,910,909          (4,884,416)       (2,949,418)

Issuance of common
  stock for assets                        25,000,000             25,000          2,975,000                   -         3,000,000
Issuance of common
  stock for services                      73,234,534             73,235          9,769,133                   -         9,842,368

Net loss                                           -       $          -       $          -       $ (13,773,044      $(13,773,044)
                                        -------------      -------------      -------------      -------------      -------------

Balance,
  December 31, 2003                      122,323,714       $    122,324       $ 14,655,042       $ (18,657,460)     $ (3,880,094)
                                        -------------      -------------      -------------      -------------      -------------
                                        -------------      -------------      -------------      -------------      -------------

               See accompanying summary of accounting policies
                        and notes to financial statements.

                             NANOSIGNAL CORPORATION
                   (FORMERLY KNOWN AS MICROSIGNAL CORPORATION)
                         STATEMENTS OF CASH FLOWS
                    Years Ended December 31, 2003 and 2002



                                           2003              2002
                                          -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                  $ (13,773,044)     $    (549,893)
Adjustments to reconcile net loss to

cash used by   operating activities:
  Common stock for services                   9,842,368            361,875
  Impairment                                  3,009,546
  Depreciation                                    8,109                  -
Net change in:
  Accounts payable                              126,741                  -
  Accrued interest payable                      179,503            152,776
                                          -------------      -------------

CASH FLOWS USED IN OPERATING ACTIVITIES        (606,777)           (35,242)
                                          -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITES
  Capital expenditures                          (29,303)                 -
                                          -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                     680,501                  -
Proceeds form the sale of common stock                -             34,500
                                          -------------      -------------

CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES                                      680,501             34,500
                                          -------------      -------------

NET DECREASE IN CASH                             44,421               (742)
Cash, beg. of period                              1,967              2,709
                                          -------------      -------------
Cash, end of period                       $      46,388      $       1,967
                                          -------------      -------------
                                          -------------      -------------

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                           $           -      $           -
  Income taxes paid                       $           -      $           -

NON-CASH TRANSACTIONS:
  Issuance of common stock for assets     $      12,490


               See accompanying summary of accounting policies

                        and notes to financial statements.

                     NANOSIGNAL CORPORATION
             (FORMERLY KNOWN AS MICROSIGNAL CORPORATION)

                 NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BUSINESS AND BASIS OF PRESENTATION
NanoSignal Corporation is a Pennsylvania corporation founded in November 1989 and is a Pittsburgh, Pennsylvania-based medical software development company that specializes in developing software products for the radiology community. In 2000, NanoSignal ceased its operations. Currently, NanoSignal is in the process of restarting its operations and raising capital.

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

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Maintenance and repairs are charged to operations as incurred. NanoSignal reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be fully recoverable.

REVENUE RECOGNITION
NanoSignal accounts for the licensing of software in accordance with American Institute of Certified Public Accountants(AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition. NanoSignal recognizes revenue when
(i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectibility is reasonably assured. For software arrangements with multiple elements, revenue is recognized dependent upon whether vendor-specific objective evidence (VSOE) of fair value exists for each of the elements. When VSOE does not exist for all the elements of a software arrangement and the only undelivered element is post contract customer support (PCS), the entire licensing fee is recognized ratably over the contract period. Revenue attributable to undelivered elements, including technical support is based on the average sales price of those elements when sold separately, and is recognized ratably on a straight-line basis over the products life cycle. PCS and subscription revenue is recognized ratably over the contract period. Revenue from products licensed to original equipment manufacturers (OEMs) is based on the licensing agreement with an OEM and has historically been recognized when OEMs ship licensed products to their customers. Provisions are recorded for estimated returns, concessions, and bad debts.

COST OF REVENUE
Cost of revenue includes direct costs to manufacture and distribute product, and direct costs to provide consulting, product support, training and certification of system integrators.

INCOME TAXES
Deferred income taxes result from temporary differences between the financial statement and income tax bases of assets and liabilities. NanoSignal adjusts the deferred tax asset valuation allowance based on judgments as to future realization of the deferred tax benefits supported by demonstrated trends in NanoSignal's operating results.

STOCK-BASED COMPENSATION
NanoSignal accounts for stock-based compensation issued to employees under the intrinsic value method. Under this method, NanoSignal recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant. No options have been granted.

NanoSignal accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity (deficit) Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Common stock issued to non-employees and consultants is based upon the value of the services received or the quoted market price, whichever value is more readily determinable.

LOSS PER COMMON SHARE
NanoSignal is required to provide basic and dilutive earnings (loss) per common share information.

The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2003 and 2002, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

RISKS AND UNCERTAINTIES
NanoSignal is subject to the business risks inherent in the medical software development industry. These risks include, but are not limited to, a high degree of competition within the medical software development industry and continuous technological advances. Future technological advances in the medical software development industry may result in the availability of new services or products that could compete with the products and services currently provided by NanoSignal or decreases in the cost of existing products or services that could enable NanoSignal's established or potential customers to fulfill their own needs for software products more cost efficiently. There can be no assurance that NanoSignal would not be adversely affected in the event of such technological change.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
NanoSignal does not expect the adoption of recently issued accounting pronouncements to have a significant impact on NanoSignal's results of operations, financial position or cash flow.

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN
For the years ended December 31, 2003 and 2002, NanoSignal incurred net losses totaling $13,773,044 and $549,893, respectively, and at December 31, 2003 had negative working capital of $3,901,288. Because of these recurring losses, NanoSignal will require additional working capital to develop and support its technologies and business until NanoSignal either
(1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) receives additional financing necessary to support NanoSignal's working capital requirements.


Additionally, NanoSignal intends to raise additional working capital through either private placements, public offerings and/or bank financing.

These conditions raise substantial doubt about NanoSignal's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should NanoSignal be unable to continue as a going concern.

NOTE 3 - PATENT
The patent is designed to improve the quality and efficiency of magnetic resonance imaging ("MRI") systems and barcode technology acquired in April 2003. The patent was fully impaired as of December 31, 2003.

NOTE 4 - PROPERTY AND EQUIPMENT
At December 31, 2003, property and equipment consisted of the following:
                                            Useful
                                             Lives         Amount
     Computer and demo equipment              3-5         $ 278,360
     Furniture and fixtures                     7            21,742
                                                          ----------
                                                            300,102
     Less: accumulated depreciation and
     amortization                                           278,908
                                                          ----------
                                                          $  21,194
                                                          ----------
                                                          ----------

NOTE 5 - NOTES PAYABLE
NanoSignal has various notes with individuals, financial institutions and shareholders. All of these notes are delinquent or due on demand as of December 31, 2003. The notes bear interest at rates ranging from 8% to 16% and are unsecured.

NOTE 6 - COMMON STOCK
On April 1, 2003, NanoSignal acquired 100% of the issued and outstanding shares of Exxcode, Inc. of 25,000,000 shares of common stock valued at $3,000,000. Exxcode has a proprietary bar code technology, which is used for tracking medical records, x-rays and MRI's. The barcode can track NanoSignal's technology.

During 2003, NanoSignal issued 73,234,534 shares of common stock for services valued at 9,842,368.

NOTE 7 - INCOME TAXES
Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse.

The components of deferred income tax assets (liabilities) at December 31, 2003, were as follows:
                                                             Amount
     Net operating loss carryforwards                     $ 3,466,000
     Valuation allowance                                   (3,466,000)
     Net deferred tax assets                                      $ -

At December 31, 2003, NanoSignal had a net operating loss carryforwards for federal income tax purposes totaling approximately $10,195,150 which, if not utilized, will expire in the years 2014 through 2023.

In September 2002, NanoSignal had a change in ownership, which has resulted in NanoSignal's net operating loss carryforwards being subject to certain utilization limitations in the future under Internal Revenue Code Section 382.

NOTE 8 - COMMITMENTS
NanoSignal entered into a lease in October 2002 for office space located in Pittsburgh, Pennsylvania on a three year lease term through September 2005. This lease was cancelled in April 2004 and no future payments were necessary. The monthly rental payment was $1,854 per month. NanoSignal now has a month to month office lease in Las Vegas, Nevada. They are currently under negotiations to create a written lease.

Rent expense for the years ended December 31, 2003 and 2002 totaled $20,490 and $3,706 respectively.

EMPLOYMENT AGREEMENTS
Effective December 1, 2003 NanoSignal entered into an employment agreement with its President and Chief Operating Officer. The agreement provides for an annual salary of $240,000 for each year, plus incentives and certain employee benefits, as defined by the agreement. The agreement shall terminate on November 17, 2005.

NOTE 9 - SUBSEQUENT EVENT
In March 2004 NanaSignal changed the authorized shares of Common Stock from 300,000,000 to 500,000,000 and changed the Superpreferred Common Stock from 20,000,000 to 50,000,000. The Superpreferred Common Stock has voting rights of ten votes per each one share of Superpreferred Common Stock.

Effective February 2, 2004 NanoSignal entered into an employment agreement with its Chief Executive Officer. The one year agreement provides for an annual salary of $182,500 for each year, plus incentives and certain employee benefits, as defined by the agreement. The agreement also provides for 5,000,000 shares of common stock.

In April 2004, NanoSignal entered into a settlement agreement with a former officer of the Company and agreed to issue 28,000,000 shares of common stock and pay a commission fee of 10% for his referrals.



List of Exhibits

The following exhibits are filed with this report. Financial Statements.

(b) There were no Reports filed on Form 8-K during the fourth quarter of the Company's fiscal year ended December 31, 2003.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



May 28, 2004                 NANOSIGNAL CORPORATION




                               /s/Dr. Lawrence Madoff
                               --------------------------------
                               Dr. Lawrence Madoff, President, Director




May 28, 2004                 /s/ Dr. Lawrence Madoff
                               --------------------------------
                               Dr. Lawrence Madoff, President, Director