Form 10QSB
period 2004-03-31
NanoSignal CORP
filed 2004-07-26
CIK 1116677

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934.

                      For the quarter ended March 31, 2004
                         Commission file number 000-31735

                            NANOSIGNAL CORPORATION, INC.
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
                            (City, State and Zip Code)

                                    (702) 227-5111
                   Company' telephone number, including area code



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

The number of shares outstanding of the Company's $.001 Par Value Common Stock,as of March 31, 2004 were 168,707,788.

The aggregate number of shares of the voting stock held by non-affiliates on December 31, 2003 was 37,146,745. The market value of these shares, computed by reference to the market closing price on March 31, 2004 was $3,350,354. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

                                   INDEX
                                                                   Page No.

PART I - MANAGEMENT DISCUSSION AND ANALYSIS

   Item 1.   Financial Statements

     Balance Sheet as of March 31, 2004                                 3

     Statement of Expenses for three Months
       ended March 31, 2004 and 2003                                    4

     Statement of Cash Flows for the Three Months ended
       March 31, 2004 and 2003                                          5

     Notes to Financial Statements                                      6

   Item 2.  Business                                                 7-10


PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings                                         10

   Item 2.   Changes in Securities                                  10-12

   Item 3.   Defaults upon Senior Securities                           12

   Item 4.   Submission of Matter to a Vote of Security Holders        12

   Item 5.   Other Information                                         13

   Item 6.   Exhibits and Reports on Form 8-K                          13

SIGNATURES                                                             13

                                   Page Two

PART I MANAGEMENT DISCUSSIOHN AND ANALYSIS

Item 1  Financial Statements

                             NANOSIGNAL CORPORATION, INC.
                                  BALA NCE SHEET
                                  March 31, 2004
                                    (Unaudited)


                                        ASSETS
Current assets
  Cash                                                           $   14,994
                                                                 ----------
    Total current assets                                             14,994

Property and equipment, net                                          62,641
Paintings                                                            10,000


                                                                 ----------
                                                                 $   87,635
                                                                 ----------
                                                                 ----------


                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

  Accounts payable                                               $  115,320
  Accrued expenses                                                  138,292
  Lease payable                                                      38,650
  Accrued interest payable                                          997,509
  Notes payable                                                     615,339
  Notes payable - shareholders                                    2,078,415
  Deposits                                                           40,000
                                                                 ----------
    Total current liabilities                                     4,023,525
                                                                 ----------


STOCKHOLDERS' DEFICIT:

  Superpreferred common stock, $.001 par value,
   50,000,000 shares authorized,
   20,000,000 shares issued    and outstanding                       20,000
  Common stock, $.001 par value, 500,000,000
   shares authorized, 168,707,788 shares issued
   and outstanding                                                  167,797
  Additional paid in capital                                     28,815,100
  Accumulated deficit                                           (28,815,100)
                                                                 ----------
                                                                 (3,935,890)
                                                                 ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          87,635
                                                                 ----------
                                                                 ----------

               See accompanying notes to financial statements.

                                   Page Three

                             NANOSIGNAL CORPORATION, INC.
                                STATEMENTS OF EXPENSES
                 For three Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                            2004               2003
                                            -------------      -------------
Operating Expenses:

  General, selling and administrative       $  1,412,241       $     23,442

  Consulting                                   8,683,293                  -
                                            -------------      -------------

Loss from operations                         (10,095,534)           (23,442)

Interest expense                                  62,106             37,671
                                            -------------      -------------

Net loss                                    $(10,157,640)      $    (61,113)
                                            -------------      -------------
                                            -------------      -------------


Net loss per share:
  Net loss basic and diluted                $      (0.07)      $      (0.00)

Weighted average shares outstanding:

  Basic and diluted                          143,856,971         24,114,627
                                            -------------      -------------
                                            -------------      -------------

               See accompanying notes to financial statements.

                                   Page Four

                           NANOSIGNAL CORPORATION, INC.
                             STATEMENTS OF CASH FLOWS
               For three Months Ended March 31, 2004 and 2003
                                 (Unaudited)



                                           2004              2003
                                          -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                  $ (10,157,640)     $     (61,113)
Adjustments to reconcile net loss to
cash used by   operating activities:
  Common stock for services                   9,949,588             16,000
  Depreciation                                    2,873                  -
Net change in:
  Accounts payable                              (22,421)             1,854
  Accrued interest payable                       62,106             37,671
                                          -------------      -------------

CASH FLOWS USED IN OPERATING ACTIVITIES        (165,494)            (5,588)
                                          -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITES
  Purchase of property and equipment           (44,320)                  -
  Purchase of paintings                        (10,000                   -

                                          -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES           (54,320)                  -
                                          -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                     188,420              5,900
                                          -------------      -------------

NET DECREASE IN CASH                            (31 394)               312
Cash, beg. of period                             46,388              1,967
                                          -------------      -------------
Cash, end of period                       $      14,994      $       2,279
                                          -------------      -------------
                                          -------------      -------------

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                           $           -      $           -
  Income taxes paid                       $           -      $           -

NON-CASH TRANSACTIONS:
  Issuance of common stock for assets     $     152,256


               See accompanying notes to financial statements.

                                   Page Five

                      NANOSIGNAL CORPORATION, INC.
                     NOTES TO FINANCIAL STATEMENTS
                             (Unaudited)


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Nanosignal Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end December 31, 2003 as reported in Form 10-KSB, have been omitted.


NOTE 2  COMMON STOCK

In March 2004 NanaSignal changed the authorized shares of Common Stock from 300,000,000 to 500,000,000 and changed the Superpreferred Common Stock from 20,000,000 to 50,000,000. The Superpreferred Common Stock has voting rights of ten votes per each one share of Superpreferred Common Stock.

During the three months ending March 31, 2004 NanoSignal issued 56,384,074 shares of common stock for services valued at $10,081,844.

On January 12, 2004 a related party to the company returned 10,000,000 shares of common stock for 20,000,000 shares of superpreferred common stock. This issuance gave this shareholder a majority voting interest in the company.
The stock issued was valued at $1,500,000 which was the fair market value of the additional 10,000,000 shares issued. In the same transaction the shareholder relieved $152,256 of debt that NanoSignal owed.


NOTE 3  COMMITMENTS

NanoSignal entered into a lease in October 2002 for office space located in Pittsburgh, Pennsylvania on a three year lease term through September 2005. This lease was cancelled in April 2004 and no future payments were necessary. The monthly rental payment was $1,854 per month.

In February 2004 NanoSignal signed a sublease agreement with a shareholder for office space in Las Vegas, Nevada. NanoSignal signed a three year contact beginning February 1, 2004 for $4,500 per month.

Employment Agreement

Effective February 2, 2004 NanoSignal entered into an employment agreement with its Chief Executive Officer. The one year agreement provides for an annual salary of $182,500 for each year, plus incentives and certain employee benefits, as defined by the agreement. The agreement also provides for 5,000,000 shares of common stock.


NOTE 4  SUBSEQUENT EVENT

In April 2004, NanoSignal entered into a settlement agreement with a former officer of the Company and agreed to issue 28,000,000 shares of common stock and pay a commission fee of 10% for his referrals.

Subsequent to March 31, 2004 NanoSignal issued 35,050,000 shares of common stock for services. The shares will be valued using the fair market value of the stock on the date of issuance.

On June 1, 2004 NanoSignal issued 30,000,000 shares of superpreferred common
stock for services.   The shares will be valued using the fair market value
of the stock on the date of issuance.


                                   Page Six

ITEM 2.  BUSINESS

A) General

MicroSignal Corporation (the "Company") was incorporated on August 21, 1987 as "Ragen Corporation" under the laws of the State of Nevada. On October 21, 1999, the Company entered into a reverse merger pursuant to Rule 368(a)(1)(B)if the Internal Revenue Code of 1986 as amended. Pursuant to this reverse merger, the Company acquired 100% of the common stock of Pro Glass Technologies, Inc., a Canadian corporation with three wholly owned subsidiaries in exchange for the issuance of 17,714,000 shares of the Company's common stock. The Company changed its name to "Pro Glass Technologies, Inc." and increased the number of authorized common shares to 50,000,000 at that time. Pro Glass Technologies, Inc. is the predecessor due to the reverse merger and Ragen was the legal survivor. Pro Glass Technologies, Inc. was a holding company.

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

                                   Page Seven

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

The Company formally changed its name to NanoSignal, Inc in November 2003. Henceforth, all references to the Company will be with its current name. The Company has changed its name effective immediately to "NanoSignal Corporation, Inc." and has applied for a new trading symbol with the NASD. The Company's new CUSIP number is 63008S 10 8.

On Jan. 21, 2004--Micro Bio-Medical Waste Systems, Inc. announced the appointments of Dr. Rupert A.L. Perrin and Dr. Lawrence Madoff to its Board of Directors. Also appointed to the Board of Directors is the company's current CEO Mr. Scott A. Ervin. Scott A. Ervin, President and CEO, stated, "We are honored to have such high esteemed individuals join our Board of Directors to assist us in developing an exciting and viable business venture." Dr. Rupert A.L. Perrin will also assume the key role as the companies distinguished Chairman of the Board.

On February 2, 2004, the Hon. Judge Arthur J. Schwab in Case No. 03-1589 (U.S. District Ct. W. PA) granted NanoSignal's motion to dismiss cross claims of Mathew McConaghy. The court held that the "first-filed rule" required that a Nevada lawsuit filed against Mr. McConaghy by NanoSignal in August 2003 is where Mr. McConaghy's claims must be heard. Regarding George Park's litigation, a notice of appeal has been filed in Case No. 03-1589. No appeal bond or stay of execution has been applied for by George Parks on behalf of the losing parties. NanoSignal has issued interrogatories to Mr. Parks in aid of execution of the judgment entered in its favor and it will take all steps necessary to protect its intellectual property, including SLICES(TM) Technology, from infringement.

On Feb. 3, 2004--NanoSignal Corporation announced the appointment and acceptance of Mr. Scott A. Ervin to the Board of Directors. Currently
Mr. Ervin is President and CEO of Micro Bio-Medical Waste Systems, Inc.
(MBWS), a role in which he will continue to perform. At NanoSignal, Mr. Ervin will provide seasoned financial management experience. Mr. Ervin has over 30 years of experience in management, marketing and financial consulting.
Mr. Ervin has managed a number of real estate projects on the East Coast and London where he represented property owners. During this period, Mr. Ervin worked as Executive Vice President of the First Boston Corporation; Vice President and Rental Manager of Rockefeller Center Inc.; Director of Leasing and Limited Partner for Fisher Brothers; and Co-Managing Partner for Ashley Properties, Ltd.

                                   Page Eight

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

OVERALL OPERATING RESULTS:

The Company plans to seek financing and capital to allow it to exploit this technology as well as to enhance and improve on this technology. During 2004, the Company intends to seek the necessary financing to allow it to implement its business plan and to commence operations in a meaningful way.

We have had no revenues for the three months ended March 31, 2004 and 2003, respectively.

Our operating expenses for the quarter ended March 31, 2004 were $10,157,640 and were primarily incurred for consultants, rent and other services rendered in connection with our financial reporting obligations with the Securities and Exchange Commission as well as stock transfer agent fees. Operating expenses for the prior year quarter ended March 31, 2003 totaled $61,113 for general expenses.


LIQUIDITY AND CAPITAL RESOURCES:
     The Company has approximately $14,994 in current assets compared to current assets of approximately $2,279 for the year ended December 31, 2003. The Company's current liabilities for the period ended March 31, 2004 are approximately $4,023,525 compared to current liabilities of approximately $3,007,000 for the previous first quarter reporting period ended March 31, 2003. Total assets were approximately $87,635 for the period ended March 31, 2004 composed of the Company's prepaid rent, equipment and paintings.

At March 31, 2004, the Company had negative working capital of approximately $3,935,890 which consisted of current assets of approximately $87,635 and current liabilities of approximately $4,023,525. At March 31, 2003, the Company had negative working capital of approximately $3,005,000 which consisted of current assets of approximately $2, 279 assets and current liabilities of approximately $3,007,000. The current liabilities of the Company at March 31, 2004 are composed primarily of trade payables of $115,320, lease payables of 38,650, Notes payable to Shareholders of $2,078,415, accrued interest payable of $138,292, other notes payable of $615,339, deposits of $40,000 and accrued interest of $ 997,509.

The Company will attempt to carry out its business plan as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to commencement of its proposed operations.


NEED FOR ADDITIONAL FINANCING

The Company's existing capital is not sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any funds will be available to the Company to allow it to cover its expenses.

The Company might seek to compensate providers of services by issuances of stock in lieu of cash.

Employees

As of March 31, 2004, the Company had three employees.

                                   Page Nine

DESCRIPTION OF PROPERTIES

The Company presently subleases office space on a one-year lease, which ends in March 2005. The monthly lease payment is $4,500. The Company anticipates that this space is sufficient for the near future.

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

In December 2002, the FASB issued Statements of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure" an amendment of FASB Statement No. 123, This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS 148 is not expected to have a material effect on the Company's financial position or results of its operations.


Inflation

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.


PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None

ITEM 2. CHANGES IN SECURITIES

On January 6, 2004 the Company issued to Marcus Lune 2,500,000 shares at .15 per share.

On January 6, 2004 the Company issued to RonSanford 2,500,000 shares at .15 per share.

On January 6, 2004 the Company issued to Jason Landess 1,000,000 shares at ..15 per share which were refused.

                                     Page Ten

On January 6, 2004 the Company issued to David Disner 1,500,000 shares at ..15 per share.

On January 6, 2004 the Company issued to Tony Marcus 1,500,000 shares at .15 per share.

On January 6, 2004 the Company issued to Harold Gewerter 2,500,000 shares at ..20 per share.

On February 17, 2004 the Company issued to Juan Ferreira 300,000 shares at ..22 per share.

On February 17, 2004 the Company issued to KC Quintana 4,000,000 shares at ..22 per share.

On February 17, 2004 the Company issued to Steve Cummins 3,500,000 shares at ..22 per share.

On February 17, 2004 the Company issued to Charles Lindsey 1,342,956 shares at .22 per share which were refused.

On February 17, 2004 the Company issued to Andrea Lindsey 400,000 shares at ..22 per share.

On February 17, 2004 the Company issued to Mike Rini 1,430,000 shares at .22 per share.

On February 17, 2004 the Company issued to Jin Stock 350,000 shares at .22 per share.

On February 17, 2004 the Company issued to Annalie Galicia 378,378 shares at ..22 per share.

On February 17, 2004 the Company issued to Stacy McBee 3,000,000 shares at ..22 per share.

On February 17, 2004 the Company issued to Dr. Lawrence Madoff 400,000 shares at .22 per share.

On February 17, 2004 the Company issued to Dr. Rupert Perin 400,000 shares at ..22 per share.

On March 18, 2004 the Company issued to John Dolkart 4,000,000 shares at .103 per share.

On March 18, 2004 the Company issued to John McBride 5,000,000 shares at .103 per share.

On March 18, 2004 the Company issued to Antonio Macaraeg 5,000,000 shares at ..103 per share.

On March 18, 2004 the Company issued to Steve Cummins 10,000,000 shares at ..103 per share.

On March 18, 2004 the Company issued to Thomas Martinez 4,000,000 shares at ..103 per share.

On March 18, 2004 the Company issued to Juan Ferreira 600,000 shares at .103 per share.

On March 18, 2004 the Company issued to Marcus Luna 3,000,000 shares at .103 per share.

The total shares issued equal 56,384,074.

                                Page Eleven

RECENT SALES OF UNREGISTERED SECURITIES

On January 12, 2004 the Company issued to Gary Walters 20,000,000 shares of the Companies Super Preferred Stock for 10,000,000 shares of common stock and the cancellation of $152,256 in debt.

On January 29, 2004 the Company issued to Dr. Jeffrey Taft 10,000,000 shares at .14 per share.

On January 29, 2004 the Company issued to Ali Norshivana 2,500,000 shares at ..14 per share.

On March 4, 2004 the Company issued to Nasser Afzaly 15,500,000 shares at .15 per share.

On March 4, 2004 the Company issued to Stacy McBee 10,000,000 shares at .15 per share.

On March 4, 2004 the Company issued to KC Quintana 10,000,000 shares at .15 per share.

On March 4, 2004 the Company issued to Gary Walters 12,750,000 shares at .15 per share.

On March 4, 2004 the Company issued to 20/20 Investment Group 10,000,000 shares at .15 per share.

On March 4, 2004 the Company issued to Pat Amendolia 10,000,000 shares at .15 per share.

On March 4, 2004 the Company issued to Dr. Lawrence Madoff 1,250,000 shares at .15 per share.

On March 4, 2004 the Company issued to Dr. Rupert Perin 5,000,000 shares at ..15 per share.

On March 4, 2004 the Company issued to Scott Ervin 5,000,000 shares at .15 per share.

On March 15, 2004 the Company issued to Stephen Cummings 10,000,000 shares at ..12 per share.

On March 24, 2004 the Company issued to NanoSignal employee stock program 5,000,000 shares at .12 per share.

On March 24, 2004 the Company issued to Micro Bio-Medical Technologies 1,959,048 shares at .12 per share.

On April 4, 2004 the Company issued to John Dolkart 3,000,000 shares at .22 per share.

     This represented 111,459, 048 shares of restricted stock. In a subsequent event, the Board of Directs cancelled all of these shares at its May 17, 2004 meeting.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In January 2004, the Company voted to increase its authorized shares of common stock from 300,000,000 shares to 500,000,000 shares and increase its super common stock from 20 million to 50 million.

No subsequent issues have been submitted to the shareholders.

                                Page Twelve

ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

Exhibit Number Name of Exhibit

None

b. Reports on Form 8-K

On January 6, 2004, NanoSignal, Inc. filed a report on Form 8-K, which reported under its submission of its annual report.

Signatures
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) NANOSIGNAL CORPORATION, INC.

By  /s/  Mr. Scott Ervin
    ------------------------------
    Mr. Scott Ervin, CEO


Date July 23, 2004