Form 10-Q
period 2004-06-30
NanoSignal CORP
filed 2004-08-19
CIK 1116677

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934.

                      For the quarter ended June 30, 2004
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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period of that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.    X Yes    No

As of August 18, 2004 there were 203,757,788 shares of Common Stock of the issuer outstanding.

The aggregate number of shares of the voting stock held by non-affiliates on June 30, 2004 was 203,757,788. The market value of these shares, computed by reference to the market closing price on June 30, 2004 was $5,705,218. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

                                   INDEX
                                                                   Page No.

PART I - MANAGEMENT DISCUSSION AND ANALYSIS

   Item 1.   Financial Statements

     Balance Sheet as of June 30, 2004                                  3

     Statement of Expenses for Three Months
       ended June 30, 2004 and 2003                                     4

     Statement of Cash Flows for the Six Months ended
       June 30, 2004 and 2003                                           5

     Notes to Financial Statements                                      6

   Item 2.  Business                                                 7-10


PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings                                         10

   Item 2.   Changes in Securities                                     10

   Item 3.   Defaults upon Senior Securities                           10

   Item 4.   Submission of Matter to a Vote of Security Holders        10

   Item 5.   Other Information                                         10

   Item 6.   Exhibits and Reports on Form 8-K                          11

SIGNATURES                                                             11

                                   Page Two

PART I MANAGEMENT DISCUSSIOHN AND ANALYSIS

Item 1  Financial Statements

                             NANOSIGNAL CORPORATION, INC.
                                  BALANCE SHEET
                                  June 30, 2004
                                   (Unaudited)


                                        ASSETS
Current Assets
  Cash                                                           $    1,213
                                                                 ----------
    Total Current Assets                                              1,213

Other Assets
  Property and equipment, net                                        60,425
  Paintings                                                          10,000
                                                                 ----------
    Total Other Assets                                               70,425

    Total Assets                                                 $   71,638
                                                                 ----------
                                                                 ----------


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:


  Accounts Payable                                               $  115,320
  Accrued Expenses                                                  138,292
  Lease Payable                                                      38,650
  Accrued Interest Payable                                        1,060,009
  Notes Payable                                                     615,339
  Notes Payable - Shareholders                                    2,120,415
  Deposits                                                           40,000
                                                                 ----------
    Total Current Liabilities                                     4,128,025


STOCKHOLDERS' EQUITY:

  Superpreferred common stock, $.001 par value,
   50,000,000 shares authorized,
   20,000,000 shares issued and outstanding                          20,000
  Common stock, $.001 par value, 500,000,000
   shares authorized. Issued and outstanding
   June 30, 2004 203,757,788 shares                                 203,758
  Additional paid in capital                                     24,690,503
  Accumulated deficit                                           (28,970,648)
                                                                 ----------
TOTAL AND STOCKHOLDERS' EQUITY                                  (4,056,387)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           71,638
                                                                 ----------
                                                                 ----------

               See accompanying notes to financial statements.

                                   Page Three

                             NANOSIGNAL CORPORATION, INC.
                                STATEMENTS OF EXPENSES
                   For Three Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                            2004               2003
                                            -------------      -------------
Operating Expenses:

  General, selling and administrative       $     72,739       $    413,932

  Consulting                                       5,000                  -
                                            -------------      -------------

Loss from operations                             (77,739)          (413,932)

Interest expense                                  62,500             39,000
                                            -------------      -------------

Net loss                                    $(   140,239)      $   (452,932)
                                            -------------      -------------
                                            -------------      -------------


Net loss per share:
  Net loss basic and diluted                $      (0.00)      $      (0.01)

Weighted average shares outstanding:

  Basic and diluted                          203,757,788         50,927,216
                                            -------------      -------------
                                            -------------      -------------

               See accompanying notes to financial statements.

                                   Page Four

                           NANOSIGNAL CORPORATION, INC.
                             STATEMENTS OF CASH FLOWS
                 For Six Months Ended June 30, 2004 and 2003
                                 (Unaudited)



                                           2004              2003
                                          -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                  $ (10,297,879)     $    (514,045)
Adjustments to reconcile net loss to
cash used by operating activities:
  Common stock for services                   9,949,588            295,750
  Depreciation                                    5,089                  -
Net change in:
  Accounts payable                              (22,421)             7,830
  Accrued interest payable                      374,768             63,320
                                          -------------      -------------

CASH FLOWS USED IN OPERATING ACTIVITIES           9,145           (147,145)


CASH FLOWS FROM INVESTING ACTIVITES
  Purchase of property and equipment           (44,320)                  -
  Purchase of paintings                        (10,000                   -
                                          -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES           (54,320)                  -
                                          -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder notes payable               0            149,900
                                          -------------      -------------

Balance at beginning of period                   46,388              1,967
Net Increase (Decrease) in cash                 (45 175)             2,755
                                          -------------      -------------
Balance at end of period                          1,213              4,722

NON-CASH TRANSACTIONS:
  Issuance of common stock for assets     $     152,256


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


NOTE 2  COMMON STOCK

In March 2004 NanoSignal changed the authorized shares of Common Stock from 300,000,000 to 500,000,000 and changed the Superpreferred Common Stock from 20,000,000 to 50,000,000. The Superpreferred Common Stock has voting rights of ten votes per each one share of Superpreferred Common Stock.

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

Employment Agreement

Effective February 2, 2004 NanoSignal entered into an employment agreement with its Chief Executive Officer. The one year agreement provides for an annual salary of $182,500 for each year, plus incentives and certain employee benefits, as defined by the agreement. The agreement also provides for 5,000,000 shares of common stock. The Chief Executive Officer has not received any compensation, common stock, incentives or employee benefits as of August 18, 2004.


NOTE 4  SUBSEQUENT EVENT

Subsequent to March 31, 2004 NanoSignal issued 35,050,000 shares of common stock for services. The shares will be valued using the fair market value of the stock on the date of issuance.

On June 1, 2004 NanoSignal issued 30,000,000 shares of superpreferred common
stock for services.   The shares will be valued using the fair market value
of the stock on the date of issuance.

In August 2004, NanoSignal's board of directors canceled the 30,000,000 shares of superpreferred common stock issued on June 1, 2004.

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

Business Plan

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

We have had no revenues for the three months ended June 30, 2004 and 2003, respectively.

Our operating expenses for the quarter ended June 30, 2004 were $77,739 and were primarily incurred for consultants, rent and other services rendered in connection with our financial reporting obligations with the Securities and Exchange Commission as well as stock transfer agent fees. Operating expenses for the prior year quarter ended June 30, 2003 totaled $413,932 for general expenses. Interest expense for the quarter ended June 30, 2004 was $62,500. Interest expense for the quarter ended June 30, 2003 was $39,000.


LIQUIDITY AND CAPITAL RESOURCES:
The Company has approximately $1,213 in current assets compared to current assets of approximately $4,722 for the three months ended June 30, 2003.
The Company's current liabilities for the three months ended June 30, 2004 are approximately $4,128,025 compared to current liabilities of approximately $3,195,322 for the previous second quarter reporting period ended June 30, 2003. Total assets were approximately $71,638 for the period ended June 30, 2004 composed of the Company's prepaid rent, equipment and paintings.

At June 30, 2003, the Company had negative working capital of approximately $3,190,610 which consisted of current assets of approximately $14,994 and current liabilities of approximately $3,195,332. At June 30, 2004, the Company had negative working capital of approximately $4,126,812 which consisted of current assets of approximately $1,213 assets and current liabilities of approximately $4,128,025. The current liabilities of the Company at June 30, 2004 are composed primarily of trade payables of $115,320, lease payables of 38,650, Notes payable to Shareholders of $2,120,415, accrued interest payable of $138,292, other notes payable of $615,339, deposits of $40,000 and accrued interest of $1,060,009.

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

Employees

As of June 30, 2004, the Company had three employees.

                                   Page Nine

DESCRIPTION OF PROPERTIES

The Company presently subleases office space on a one-year lease, which ends in April 2005. The monthly lease payment is $4,500. The Company anticipates that this space is sufficient for the near future.

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

In December 2002, the FASB issued Statements of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure" an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS 148 is not expected to have a material effect on the Company's financial position or results of its operations.


Inflation

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a significant effect on its operations in the future.


PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. CHANGES IN SECURITIES
None.

ITEM 3. RECENT SALES OF UNREGISTERED SECURITIES
None.

ITEM 4. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No issues have been submitted to the shareholders.

                                Page Ten

ITEM 6. OTHER INFORMATION
None.


ITEM 7. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

Exhibit Number Name of Exhibit

None

b. Reports on Form 8-K

None

Signatures
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) NANOSIGNAL CORPORATION, INC.

By  /s/  Mr. Scott Ervin
    ------------------------------
    Mr. Scott Ervin, CEO


Date August 18, 2004