Form 10-Q/A
period 2004-06-30
NanoSignal CORP
filed 2004-08-24
CIK 1116677

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                FORM 10-Q/A

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

                                   INDEX
                                                                   Page No.

PART I - MANAGEMENT DISCUSSION AND ANALYSIS

   Item 1.   Financial Statements

     Balance Sheet as of June 30, 2004                                  3

     Statement of Expenses for Three Months
       ended June 30, 2004 and 2003                                     4

     Statement of Cash Flows for the Six Months ended
       June 30, 2004 and 2003                                           5

     Notes to Financial Statements                                      6

   Item 2.  Business                                                 7-11


PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings                                         11

   Item 2.   Changes in Securities                                     11

   Item 3.   Defaults upon Senior Securities                           11

   Item 4.   Submission of Matter to a Vote of Security Holders        11

   Item 5.   Other Information                                         11

   Item 6.   Exhibits and Reports on Form 8-K                          11

SIGNATURES                                                             11

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

                                   Page Six

1. Statement of Information Furnished

The accompanying unaudited financial statements have not reviewed by an independent accountant.

The accompanying unaudited financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2004, the results of operation for the three months ended June 30, 2004 and 2003 and the cash flows for the six months ended June 30, 2004 and 2003. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2003 Annual Report on Form 10-K.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statement be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 2003 Annual Report on Form 10-K.


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

                                   Page Seven

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

                                   Page Eight

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

On July 1, 2004.Dr. Lawrence Madoff resigned from the Board of Directors and as President of the Company.


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

                                   Page Nine

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

                                   Page Ten

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


Date August 24, 2004