Form 10QSB
period 2004-09-30
NanoSignal CORP
filed 2005-01-03
CIK 1116677

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934.

                  For the quarter ended September 30, 2004
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

As of September 30, 2004 there were 238,757,788 shares of Common Stock of the issuer outstanding.

The aggregate number of shares of the voting stock held by non-affiliates on September 30, 2004 was 238,757,788. The market value of these shares, computed by reference to the market closing price on September 30, 2004 was $4,775,156. For the purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

                                   INDEX
                                                                   Page No.

PART I - MANAGEMENT DISCUSSION AND ANALYSIS

   Item 1.   Financial Statements

     Balance Sheet as of September 30, 2004                             4

     Statement of Expenses for Three Months
       ended September 30, 2004 and 2003                                5

     Statement of Cash Flows for the Three Months ended
       September 30, 2004 and 2003                                      6

     Notes to Financial Statements                                   7- 8

   Item 2.  Business                                                 9-13


PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings                                         13

   Item 2.   Changes in Securities                                     13

   Item 3.   Defaults upon Senior Securities                           13

   Item 4.   Submission of Matter to a Vote of Security Holders        13

   Item 5.   Other Information                                         13

   Item 6.   Exhibits and Reports on Form 8-K                          13

SIGNATURES                                                             13

                                   Page Two

PART I MANAGEMENT DISCUSSION AND ANALYSIS

Item 1  Financial Statements

Pollard-Kelley Auditing Services, Inc
Auditing Services   West Market St, Suite 307, Fairlawn, OH 44333 330-864-2265


                     Independent Certified Public Accountants


Board of Directors
NanoSignal Corporation, Inc.

We have reviewed the accompanying consolidated balance sheets of NanoSignal Corporation, Inc. as of September 30, 2004 and the related consolidated statements of income, stockholders' equity, and cash flows for the three-month and since inception periods then ended. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with the standards of the Public Company Accounting Oversight Board, the object of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

The Company has not generated significant revenues or profits to date. This factor among others may indicate the Company will be unable to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles accepted in the United States of America.

Pollard-Kelley Auditing Services, Inc.

By  /s/ Pollard-Kelley
-----------------------
Pollard-Kelley
Auditing Services, Inc.

December 20, 2004
Fairlawn, Ohio

                             NANOSIGNAL CORPORATION, INC.
                                  BALANCE SHEET
                               September 30, 2004
                                   (Unaudited)


                                        ASSETS
Current Assets
                                                            September 30, 2004
  Cash                                                           $    1,873
                                                                 ----------
    Total Current Assets                                              1,873

Other Assets
  Property and equipment, net                                        58,441
  Paintings                                                          10,000
                                                                 ----------
    Total Other Assets                                               68,441

    Total Assets                                                 $   70,314
                                                                 ----------
                                                                 ----------


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:


  Accounts Payable                                               $  127,615
  Accrued Expenses                                                  138,292
  Lease Payable                                                      38,650
  Accrued Interest Payable                                        1,123,009
  Notes Payable                                                     615,339
  Notes Payable - Shareholders                                    2,131,195
  Deposits                                                           40,000
                                                                 ----------
    Total Current Liabilities                                     4,214,100


STOCKHOLDERS' EQUITY:

  Superpreferred common stock, $.001 par value,
   50,000,000 shares authorized,
   20,000,000 shares issued and outstanding                          20,000
  Common stock, $.001 par value, 500,000,000
   shares authorized. Issued and outstanding
   September 30, 2004 238,757,788 shares                            238,758
  Additional paid in capital                                     25,495,503
  Accumulated deficit                                           (29,898,047)
                                                                 ----------
TOTAL STOCKHOLDERS' EQUITY                                      (4,143,786)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           70,314
                                                                 ----------
                                                                 ----------

               See accompanying notes to financial statements.

                                   Page Four

                             NANOSIGNAL CORPORATION, INC.
                                STATEMENTS OF EXPENSES
             For Three Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                          August 21, 1987
                                        (Date of Inception)         Three months ended
                                                to
                                        September 30           September  30      September  30
                                           2004                   2004               2003
                                        ------------------     -------------      -------------
Operating Expenses:

  General, selling and administrative        $  9,828,819      $     22,899       $    204,321
  Consulting                                   19,549,343           841,500                  -
                                             -------------     -------------      -------------

Loss from operations                          (29,378,162)         (864,399)          (204,321)

Interest expense                                  519,885            63,000             45,000
                                             -------------     -------------      -------------

Net loss                                      (29,898,047)     $(   027,399)      $   (249,321)
                                             -------------     -------------      -------------
                                             -------------     -------------      -------------


Net loss per share:
  Net loss basic and diluted                 $      (0.13)     $      (0.00)      $      (0.00)

Weighted average shares outstanding:

  Basic and diluted                           238,757,788        238,757,788         54,022,792
                                             -------------     -------------      -------------
                                             -------------     -------------      -------------


               See accompanying notes to financial statements.

                                   Page Five

                           NANOSIGNAL CORPORATION, INC.
                             STATEMENTS OF CASH FLOWS
             For Three Months Ended September 30, 2004 and 2003
                                 (Unaudited)



                                           2004              2003
                                          August 21, 1987
                                        (Date of Inception)         Three months ended
                                                to

                                        September 30           September  30      September  30
                                           2004                   2004               2003
                                        ------------------     -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                    $(29,898,047)     $    (927,399)      $    (249,321)
Adjustments to reconcile net loss to
cash used by operating activities:
  Common stock for services                   20,633,456            841,500                  0
  Impairment                                   3,009,546
  Depreciation                                   293,054              1,984                  0
Net change in:
  Prepaid Expenses                                                                      (5,742)
  Accounts payable                               127,615            (12,295)            67,197
  Accrued Expenses                               138,292
  Accrued interest payable                     1,373,171             63,000             39,000
                                            -------------      -------------      -------------

CASH FLOWS USED IN OPERATING ACTIVITIES       (4,322,913)            (8,620)          (148,866)


CASH FLOWS FROM INVESTING ACTIVITES
  Advances from shareholders                   1,577,559              9,280
  Purchase of property and equipment            (344,422)                 0            (13,351)
  Purchase of paintings                          (10,000)                 0                  0
                                            -------------      -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES           1,223,137              9,280            (13,351)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder notes payable        1,375,186                  0            164,900
Proceeds from issuing common stock             1,726,463
                                            -------------      -------------      -------------
                                               3,101,649                  0            164,900

Balance at beginning of period                         0              1,213              1,967
Net Increase (Decrease) in cash                    1,873                660              2,683
                                            -------------      -------------      -------------
Balance at end of period                           1,873              1,873              4,650

NON-CASH TRANSACTIONS:
  Issuance of common stock for debt              152,256            152,256                  0
  Issuance of common stock for assets                                                   12,490
  Issuance of common stock for services       20,633,456         10,791,088                  0
  Advances from shareholders                     232,200


               See accompanying notes to financial statements.

                                   Page Six

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

On August 17, 2004, the company issued 35,000,000 shares of its common stock, par value $.001 for consulting services valued at $840,000.

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

                                   Page Seven

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


NOTE 4  SUBSEQUENT EVENT

On October 13, 2004, the company issued 20,000,000 shares of its common stock. On November 29, 2004 the company canceled the issuance.

NOTE 5  GOING CONCERN

The Company has not generated significant revenues or profits to date. This factor among others, may indicate the Company will be unable to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   Page Eight

ITEM 2.  BUSINESS

This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-QSB, are forward-looking statements. In addition, when used in this document, the words "anticipate", "estimate", "project" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to certain risks, uncertainties and assumptions including risks relating to our limited operating history and operations losses; significant capital requirements; development of markets required for successful performance by the Company as well as other risks described in the Company's Annual Report on Form 10-KSB as well as in this report on Form 10-QSB. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the expectations we include in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct.

The accompanying financial statements have been prepared in accordance with Generally accepted accounting principles for interim financial information and With instructions of Form 10Q-SB. Accordingly, they do not include all of the Information and footnotes required by generally accepted accounting principles For complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months period ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ended December 31, 2004. The interim financial statements should be read in conjunction with the audited financial statements and notes contained in the Company's annual Report on Form 10KSB for the year- ended December 31, 2003.

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

On September 10, 2002, the Company entered into an Agreement and Plan of reorganization with MicroSignal Corporation, a Pennsylvania corporation, and exchanged 100% of the MicroSignal common stock in exchange for the issuance of 17,051,344 shares of the Company's common stock, or 94% of the Company.
At that time, the Company changed its name to "MicroSignal Corporation". At the same time, the Company sold its auto glass repair and replacement business to its former president, Frank Aiello, in change for the return of 150,000 shares of the Company's common stock owned by him. Mr. Aiello assumed

                                   Page Nine
responsibility for all the debts and liabilities of the auto glass repair and replacement business. For accounting purposes, this transaction was treated as an acquisition of Pro Glass and a recapitalization of MicroSignal. MicroSignal is the accounting acquirer and the results of its operations carry over. Accordingly, the operations of the Company while Pro Glass are not carried over and are adjusted to $0. As part of this transaction, the Company's fiscal year end changed from September 30 to December 31.

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

                                   Page Ten

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

OVERALL OPERATING RESULTS:

The Company plans to seek financing and capital to allow it to exploit this technology as well as to enhance and improve on this technology. During the next twelve months, the Company intends to seek the necessary financing to allow it to implement its business plan and to commence operations in a meaningful way.

We have had no revenues for the three months ended September 30, 2004 and 2003, respectively.

Our operating expenses for the quarter ended September 30, 2004 were $864,399 and were primarily incurred for consultants, rent and other services rendered in connection with our financial reporting obligations with the Securities and Exchange Commission as well interest. Operating expenses for the prior year quarter ended September 30, 2003 totaled $204,321 for general expenses.


LIQUIDITY AND CAPITAL RESOURCES

The Company has approximately $1,873 in current assets compared to current Assets of approximately $10,000 for the third quarter ended September 30, 2003. The Company's current liabilities for the period ended September 30, 2004 are approximately $4,214,100 compared to current liabilities of approximately $3,336,000 for the previous third quarter reporting period ended September 30, 2003. Total assets were approximately $70,314 for the period ended September 30, 2004 composed of the Company's prepaid rent, equipment and paintings.

At September 30, 2004, the Company had negative working capital of approximately $4,212,227 which consisted of current assets of approximately $1,873 and current liabilities of approximately $4,214,100. At September 30, 2003 the Company had negative working capital of approximately $3,326,000 which consisted of current assets of approximately $10,000 assets and current liabilities of approximately $3,336,000. The current liabilities of the Company at September 30, 2004 are composed primarily of trade payables of $127,615, lease payables of 38,650, Notes payable to Shareholders of $2,131,195, accrued interest payable of $1,123,009, other notes payable of $615,339, deposits of $40,000 and accrued interest of $138,292.

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

Employees

As of September 30, 2004, the Company had three employees.

                                   Page Eleven

DESCRIPTION OF PROPERTIES

The Company presently subleases office space on a one-year lease, which ends in January 2005. The monthly lease payment is $4,500. The Company anticipates that this space is sufficient for the near future.

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

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

                               Page Twelve

(b) Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.


PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. CHANGES IN SECURITIES
The company issued 35,000,000 shares of its common stock in an S-8 registration filing on August 17, 2004.

ITEM 3. RECENT SALES OF UNREGISTERED SECURITIES
None.

ITEM 4. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No issues have been submitted to the shareholders.

ITEM 6. OTHER INFORMATION
None.

ITEM 7. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

Exhibit Number Name of Exhibit

None

b. Reports on Form 8-K

NanoSignal, Inc. filed a report on Form 8-K on August 31, 2004 that reported that a shareholder had filed suit against The Depository Trust and Clearing Corporation, The Depository Trust Company, Knight Trading Group, Inc. (NITE) and The National Securities Clearing Corporation for alleged violations of the Stock Borrow Program. The plaintiff alleges that Knight Securities has failed to deliver approximately 447 million shares under this program.

NanoSignal, Inc. filed a report on Form 8-K on September 1, 2004 that reported that the company had engaged Ronald J. Stauber, 1880 Century Park East, Suite 300, Los Angeles, California 90067, 310-556-0080 as special counsel to the company

NanoSignal, Inc. filed a report on Form 8-K on September 7, 2004 that reported that the company had engaged Gary L Blum, 3278 Wilshire Blvd. #603, Los Angeles, California 90010, 213-381-7450 as securities counsel to the company

NanoSignal, Inc. filed a report on Form 8-K on September 29, 2004 that reported that the company had engages two independent audit committee members.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NANOSIGNAL CORPORATION, INC.

By  /s/  Scott A. Ervin                               Dated: December 30, 2004
    ------------------------------
         Scott A. Ervin, President